Form 10-Q
period 2023-06-30
Atmus Filtration Technologies Inc.
filed 2023-08-09
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-41710
Atmus Filtration Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1611079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Century Boulevard Nashville, Tennessee	37214
(Address of Principal Executive Offices)	(Zip Code)
(615) 514-7339
Registrant's telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ATMU	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At July 31, 2023, there were 83,297,796 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
NET SALES(a)	$413.6	$393.2	$832.2	$775.7
Cost of sales	299.2	297.8	608.0	598.9
GROSS MARGIN	114.4	95.4	224.2	176.8
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	46.0	32.5	85.1	65.0
Research, development and engineering expenses	12.3	9.5	22.1	19.9
Equity, royalty and interest income from investees	8.3	5.5	16.7	14.2
Other operating expense, net	0.2	0.9	0.3	3.6
OPERATING INCOME	64.2	58.0	133.4	102.5
Interest expense	4.2	0.1	4.2	0.3
Other income, net	1.2	3.2	1.1	3.9
INCOME BEFORE INCOME TAXES	61.2	61.1	130.3	106.1
Income tax expense	15.0	11.9	31.4	22.1
NET INCOME	$46.2	$49.2	$98.9	$84.0
PER SHARE DATA:
Weighted-average shares for basic EPS	83.3	83.3	83.3	83.3
Weighted-average shares for diluted EPS	83.3	83.3	83.3	83.3

Basic earnings per share	$0.55	$0.59	$1.19	$1.01
Diluted earnings per share	$0.55	$0.59	$1.19	$1.01
(a)Includes sales to related parties of $87.2 million and $176.3 million for the three and six months ended June 30, 2023, respectively, compared with $84.1 million and $170.0 million for the three and six months ended June 30, 2022, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$46.2	$49.2	$98.9	$84.0
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(3.0)	(19.8)	(2.1)	(19.5)
Total other comprehensive loss, net of tax	(3.0)	(19.8)	(2.1)	(19.5)
COMPREHENSIVE INCOME	$43.2	$29.4	$96.8	$64.5
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$139.6	$—
Accounts and notes receivable, net
Trade and other receivables	192.5	174.2
Related party receivables	63.0	61.8
Inventories	253.8	245.0
Prepaid expenses and other current assets	29.9	19.3
Total current assets	678.8	500.3
Property, plant and equipment, net	156.7	148.4
Investments and advances related to equity method investees	75.0	77.0
Goodwill	84.7	84.7
Other assets	44.8	57.0
TOTAL ASSETS	$1,040.0	$867.4
LIABILITIES
Accounts payable (principally trade)	$155.4	$145.9
Related party payables	73.7	82.0
Accrued compensation, benefits and retirement costs	25.7	18.2
Current portion of accrued product warranty	6.1	5.9
Other accrued expenses	83.5	79.0
Total current liabilities	344.4	331.0
Long-term debt	650.0	—
Accrued product warranty	10.0	9.6
Other liabilities	34.1	71.2
TOTAL LIABILITIES	1,038.5	411.8
Commitments and contingencies (Note 10)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized and 83,297,796 shares issued at June 30, 2023)	—	—
Net parent investment	—	511.4
Additional paid-in capital	44.6	—
Retained earnings	14.8	—
Accumulated other comprehensive loss	(57.9)	(55.8)
TOTAL EQUITY	1.5	455.6
TOTAL LIABILITIES AND EQUITY	$1,040.0	$867.4
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$98.9	$84.0
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	10.9	10.8
Deferred income taxes	3.7	0.2
Equity in income of investees, net of dividends	1.2	2.4
Foreign currency remeasurement and transaction exposure	(5.2)	(2.6)
Changes in current assets and liabilities:
Trade and other receivables	(18.3)	(17.7)
Related party receivables	(1.8)	(15.2)
Inventories	(9.4)	(38.3)
Prepaid expenses and other current assets	(10.8)	(4.1)
Accounts payable (principally trade)	9.7	12.9
Related party payables	(7.9)	29.3
Other accrued expenses	14.8	(9.9)
Changes in other liabilities	1.6	(3.1)
Other, net	1.6	(9.0)
Net cash provided by operating activities	89.0	39.7
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(19.1)	(16.5)
Net cash used in investing activities	(19.1)	(16.5)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt proceeds	650.0	—
Net transfers to Parent	(580.3)	(23.2)
Net cash provided by (used in) financing activities	69.7	(23.2)
Net increase in cash and cash equivalents	139.6	—
Cash and cash equivalents at beginning of period	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139.6	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Non-cash settlements with Parent	$(29.4)	$—
Change in Capital expenditures	—	(2.7)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Net Parent Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended June 30, 2023
Balances at April 1, 2023	$—	$527.7	$—	$—	$(54.9)	$472.8
Net income	—	31.4	—	14.8	—	46.2
Other comprehensive loss, net of tax	—	—	—	—	(3.0)	(3.0)
Net transfers (to) from Parent	—	(559.1)	44.6	—	—	(514.5)
Balances at June 30, 2023	$—	$—	$44.6	$14.8	$(57.9)	$1.5
Six Months Ended June 30, 2023
Balances at January 1, 2023	$—	$511.4	$—	$—	$(55.8)	$455.6
Net income	—	84.1	—	14.8	—	98.9
Other comprehensive loss, net of tax	—	—	—	—	(2.1)	(2.1)
Net transfers (to) from Parent	—	(595.5)	44.6	—	—	(550.9)
Balances at June 30, 2023	$—	$—	$44.6	$14.8	$(57.9)	$1.5
Three Months Ended June 30, 2022
Balances at April 1, 2022	$—	$505.2	$—	$—	$(41.3)	$463.9
Net income	—	49.2	—	—	—	49.2
Other comprehensive loss, net of tax	—	—	—	—	(19.8)	(19.8)
Net transfers to Parent	—	(24.4)	—	—	—	(24.4)
Balances at June 30, 2022	$—	$530.0	$—	$—	$(61.1)	$468.9
Six Months Ended June 30, 2022
Balances at January 1, 2022	$—	$469.2	$—	$—	$(41.6)	$427.6
Net income	—	84.0	—	—	—	84.0
Other comprehensive loss, net of tax	—	—	—	—	(19.5)	(19.5)
Net transfers to Parent	—	(23.2)	—	—	—	(23.2)
Balances at June 30, 2022	$—	$530.0	$—	$—	$(61.1)	$468.9
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF THE BUSINESS
Atmus Filtration Technologies Inc. (“Atmus” or the “Company”) develops, designs and manufactures and sells filters, coolant and chemical products. Atmus offers products for first fit and aftermarket applications including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolants, fuel additives and other filtration systems to original equipment manufacturers, dealers/distributors and end-users. Atmus supports a wide customer base in a diverse range of markets including on-highway and off-highway segments such as oil and gas, agriculture, mining, construction, power generation, marine and industrial markets. The Company produces and sells globally recognized Fleetguard branded products in over 150 countries, including countries in North America, Europe, South America, Asia, Australia and Africa. Fleetguard branded products are available through distribution centers worldwide.
In April 2022, Cummins Inc. (“Cummins” or the “Parent”) announced its intention to separate its filtration business (the “Filtration Business”) into a standalone publicly traded company (the “Separation”). In preparation for separation from Cummins, Atmus, as its predecessor in interest, was incorporated as a wholly-owned subsidiary of Cummins in Delaware on April 1, 2022 in connection with the planned Separation. Prior to the completion of Atmus’s initial public offering (the “IPO”), Cummins completed, in all material respects, the transfer of the assets and liabilities of the Filtration Business to Atmus and its subsidiaries as detailed in the Separation Agreement Atmus entered into with Cummins.
On September 30, 2022, and as amended on February 15, 2023, Atmus entered into a $1.0 billion credit agreement (“Credit Agreement”) with Cummins and a syndicate of banks, providing for a $600 million term loan facility (the “term loan”) and a $400 million revolving credit facility (the “revolving credit facility”), in anticipation of the Separation. Borrowings under the Credit Agreement did not become available under the Credit Agreement until the IPO occurred. The facilities covered by the Credit Agreement will mature on September 30, 2027.
Atmus’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“Commission”) on May 16, 2023, was declared effective on May 25, 2023, and Atmus’s common shares began trading on the New York Stock Exchange under the symbol “ATMU” on May 26, 2023. On May 30, 2023, the IPO was completed through the sale on behalf of certain commercial paper holders of Cummins of 16,243,070 shares of common stock, including the underwriters’ full exercise of their 30-day option to purchase 2,118,661 shares to cover over-allotments. None of the proceeds of the IPO were for the benefit of Atmus. As of the closing of the IPO, Cummins owned approximately 80.5% of the outstanding shares of Atmus common stock.
Upon completion of the IPO, Atmus borrowed approximately $650 million, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
NOTE 2. BASIS OF PRESENTATION
As Atmus became a publicly traded company upon the IPO, its financial statements are now presented on a consolidated basis. In preparation for the IPO, the Company’s historical combined financial statements were prepared on a standalone basis which reflected a combination of entities under common control that had been “carved out” of and derived from the historical consolidated financial statements and accounting records of Cummins.
The unaudited financial statements for all periods presented, including the historical results of the Company prior to May 26, 2023, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared pursuant to the rules and regulations of the Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of Atmus’s results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Atmus’s final prospectus relating to the IPO, as filed with the Commission on May 26, 2023, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (the “IPO Prospectus”) and with the restated financial statements for the three months ended March 31, 2023 and the revised financial statements for the years ended December 31, 2022, 2021 and 2020 as filed with the Commission on August 8, 2023 on Form 8-K.
Periods Prior to the IPO
Prior to the IPO, Atmus, previously the Filtration Business of Cummins, functioned as part of the larger group of businesses controlled by Cummins and accordingly, utilized centralized functions of Cummins, such as facilities and information technology, to support its operations. A portion of the shared service costs were historically allocated to the Filtration Business. Cummins also performed certain corporate functions for the Filtration Business. The corporate expenses related to the Filtration Business were allocated from Cummins. These allocated costs primarily related to certain governance and corporate functions including finance, human resources, investor relations, legal, tax, treasury and certain other costs. Where it was possible to specifically attribute such expenses to activities of the Filtration Business, these amounts were charged or credited directly to the Filtration Business without allocation or apportionment. Allocation of other such expenses was based on a reasonable reflection of the utilization of the service provided or benefit received by the Filtration Business for the periods presented prior to the Separation, on a consistent basis, such as a relative percentage of headcount and third-party sales. The aggregate costs allocated for these functions to the Filtration Business are included within the unaudited Condensed Consolidated Statements of Net Income for the periods presented prior to the Separation.
Management believes these cost allocations were a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Filtration Business during the period prior to the IPO, though the allocations may not be indicative of the actual costs that would have been incurred had the Filtration Business operated as a standalone public company. Actual costs that may have been incurred if the Filtration Business had been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Filtration Business employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Historically, Atmus’s cash was transferred to Cummins on a daily basis. This arrangement is not reflective of the manner in which Atmus would have been able to finance its operations had it been a standalone business separate from Cummins during the periods presented.
Cummins’ debt and related interest expense were not allocated to Atmus for any of the periods presented since Atmus was not the legal obligor of the debt and Cummins’ borrowings were not directly attributable to Atmus.
As the separate legal entities that made up the Filtration Business were not historically held by a single legal entity, Cummins’ net investment in this business (“Net Parent Investment”) was presented in lieu of a controlling interest’s equity in the Condensed Consolidated Financial Statements.
For the Filtration Business, transactions with Cummins’ affiliates were included in the Condensed Consolidated Statements of Net Income and related balances were reflected as related party receivables and related party payables. Other balances between the Filtration Business and Cummins were considered to be effectively settled in the Condensed Consolidated Financial Statements at the time the transactions were recorded.
As of the IPO Date
In connection with the Separation, we entered into various agreements with Cummins, including a separation agreement. In the Separation Agreement, there were certain assets and liabilities identified in the schedules, including leases and unrecognized tax liabilities, which were retained by Cummins and were reflected as Net Parent Investment in the Company’s Condensed Consolidated Financial Statements, and those that were transferred to the Company, including additional pension assets, other compensation obligations and certain other assets and liabilities, which were transferred to the Company through Net Parent Investment in the Company’s Condenses Consolidated Financial Statements. These agreements comprehensively provide a framework for our relationship with Cummins and govern various interim and ongoing relationships between us and Cummins post IPO.
As part of the Separation, Net Parent Investment was reclassified as Additional Paid-in Capital.
Periods Post IPO
Following the IPO, certain services continue to be provided by Cummins under the Transition Services Agreement. The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
As a standalone entity, the Company will file tax returns on its own behalf, and tax balances and effective income tax rates may differ from the amounts reported in the historical periods. Atmus currently files a consolidated Federal income tax return and returns in certain other jurisdictions with Cummins. Following a full separation, Atmus will file tax returns in those jurisdictions on its own behalf.
Post IPO, Retained earnings began to accumulate and the balance reflected on the condensed consolidated balance sheets reflects earnings for the period post May 26, 2023 through June 30, 2023.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Estimates and Judgments
Preparation of financial statements requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our interim Condensed Consolidated Financial Statements. Significant estimates and assumptions in these interim Condensed Consolidated Financial Statements require the exercise of judgment. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
In preparing these interim Condensed Consolidated Financial Statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation and uncertainty were the same as those applied to the Combined Financial Statements in the IPO Prospectus.
Russian Operations
On March 17, 2022, Cummins’ Board of Directors announced that Cummins would indefinitely suspend its operations in Russia due to the ongoing conflict in Ukraine. As a result of the suspension of operations, Atmus evaluated the recoverability of assets in Russia and assessed other liabilities that may have been incurred. Atmus has experienced, and expects to continue to experience, an inability to collect customer receivables from Russian customers. Atmus also determined that it has some inventory items that were designated specifically for Russia which cannot be used elsewhere.
As a result of the suspension of Russian operations, the Company established a reserve of approximately $1.7 million for accounts receivable and $0.6 million of inventory that was written off during 2022. As of June 30, 2023, the accounts receivable reserve for Atmus’s Russia operations was $1.5 million and no additional inventory was written off during the year. The expense recognized in 2022 was recorded within Other operating expense, net and Cost of sales in the Condensed Consolidated Statements of Net Income.

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents Atmus’s combined sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
United States	$190.8	$187.6	$387.0	$362.6
Other international	222.8	205.6	445.2	413.1
Total net sales	$413.6	$393.2	$832.2	$775.7
Revenue by Product Category
The table below presents Atmus’s combined sales by product category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fuel	$180.1	$170.7	$368.3	$337.9
Lube	78.3	78.0	151.7	153.5
Air	72.8	67.2	144.9	129.6
Other	82.4	77.3	167.3	154.7
Total net sales	$413.6	$393.2	$832.2	$775.7
NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Shanghai Fleetguard Filter Co. Ltd	$1.7	$0.4	$2.6	$1.7
Fleetguard Filters Pvt. Ltd.	5.0	3.8	10.8	9.5
Filtrum Fibretechnologies Pvt. Ltd	0.1	0.1	0.2	0.2
Atmus share of net income	6.8	4.3	13.6	11.4
Royalty and interest income	1.5	1.2	3.1	2.8
Equity, royalty and interest income from investees	$8.3	$5.5	$16.7	$14.2
NOTE 6. INCOME TAXES
In connection with the Separation, the Company entered into a Tax Matters Agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Atmus’s effective tax rate for the three and six month periods ended June 30, 2023, was 24.5% and 24.1%, respectively. Atmus’s effective tax rate for the three and six month periods ended June 30, 2022, was 19.5%

and 20.8%, respectively. The increase in the effective tax rate was driven by a change in discrete tax items and in the mix of earnings among tax jurisdictions. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes, and state income taxes. The three and six month periods ended June 30, 2023 included unfavorable net discrete tax items related to return to provision adjustments.
Discrete items in the three months ended June 30, 2022, contained favorable net discrete tax items, primarily due to favorable changes in tax reserves. The six month period ended June 30, 2022, contained favorable net discrete tax items, primarily due to favorable changes in tax reserves, partially offset by unfavorable withholding tax adjustments and unfavorable changes for return to provision items.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	June 30, 2023	December 31, 2022
	(in millions)
Finished products	$186.2	$195.9
Work-in-process and raw materials	100.3	92.4
Inventories at FIFO cost	286.5	288.3
Excess of FIFO over LIFO	(32.7)	(43.3)
Total inventories	$253.8	$245.0
NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Six Months Ended June 30,
	2023	2022
	(in millions)
Balance, beginning of year	$15.5	$23.9
Provision for base warranties issued	4.7	0.6
Payments made during period	(2.6)	(3.6)
Changes in estimates for pre-existing product warranties	(1.3)	(1.8)
Foreign currency translation and other	(0.2)	(0.2)
Balance, end of period	$16.1	$18.9
Warranty liabilities included in Atmus’s Condensed Consolidated Balance Sheets were as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Current portion	$6.1	$5.9
Long-term portion	10.0	9.6
Total	$16.1	$15.5
Fuel Heater Campaign Accrual
Quality issues were identified with a particular application of a fuel heater that primarily impacted one customer, resulting in a recall campaign. A total of $24.2 million was accrued for this campaign during the years ended December 31, 2020 and 2019. The remaining accrual balance at June 30, 2023 was $8.2 million with approximately $3.7 million in current portion of accrued product warranty and approximately $4.5 million in accrued product warranty on Atmus’s Condensed Consolidated Balance Sheet.

NOTE 9. DEBT AND BORROWING ARRANGEMENTS
On September 30, 2022, and as amended on February 15, 2023, Atmus entered into the Credit Agreement with Cummins and a syndicate of banks, providing for a $600 million term loan facility (the “term loan”) and a $400 million revolving credit facility (the “revolving credit facility”), in anticipation of the Separation. Borrowings under the Credit Agreement did not become available under the Credit Agreement until the IPO occurred. The facilities covered by the Credit Agreement will mature on September 30, 2027.
Upon completion of the IPO, we borrowed approximately $650 million, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’s net leverage ratio. As of June 30, 2023, $600 million has been drawn on the term loan and $50 million has been drawn on the revolving credit facility, which are included within Long-term debt on the Balance Sheet. As of June 30, 2023, Atmus’s fair value of Long-term debt was approximately $650 million.
Our credit lines available as of June 30, 2023 and December 31, 2022 include:

	As of June 30, 2023		As of December 31, 2022
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(1)	$600.0	$600.0	—	—
Revolving credit facility September 30, 2027(1)	400.0	50.0	—	—
(1)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At June 30, 2023, Atmus complied with all financial covenants. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$—	$—	$—	$650.0	$—	$—	$650.0
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to lawsuits and claims arising out of the ordinary course of its business. While the Company cannot predict with certainty the outcome, costs recognized with respect to such actions were not material during the three months ended June 30, 2023. The Company does not have any currently pending claims or litigation that the Company believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.
Atmus carries various forms of commercial, property and casualty, product liability and other forms of insurance. Where Atmus has not entered into its own insurance policies, it will continue to be covered under Cummins’ insurance policies while Atmus continues to be majority owned by Cummins; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Atmus with respect to these lawsuits, claims and proceedings. Atmus does not believe that these lawsuits are material individually or in the aggregate. While the Company believes it has established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on Atmus’s business, results of operations, financial condition or cash flows.
Indemnifications
Periodically, Atmus enters into various contractual arrangements where it agrees to indemnify a third-party against certain types of losses. Common types of indemnities include:
•product liability and license, patent or trademark indemnifications;
•asset sale agreements where Atmus agrees to indemnify the purchaser against future environmental exposures related to the asset sold; and
•any contractual agreement where we agree to indemnify the counterparty for losses suffered as a result of a misrepresentation in the contract.
Atmus regularly evaluates the probability of having to incur costs associated with these indemnities and accrue for expected losses that are probable. Because the indemnifications are not related to specified known liabilities, and due to their uncertain nature, Atmus is unable to estimate the maximum amount of the potential loss associated with these indemnifications.
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(55.8)	$(39.8)	$(56.7)	$(40.1)
Currency translation adjustments	(3.0)	(19.8)	(2.1)	(19.5)
Other comprehensive loss, net	(3.0)	(19.8)	(2.1)	(19.5)
Balance at end of period	(58.8)	(59.6)	(58.8)	(59.6)
Pensions and other benefit plans:
Balance at beginning of period	$0.9	$(1.5)	$0.9	$(1.5)
Other comprehensive income (loss), net	—	—	—	—
Balance at end of period	0.9	(1.5)	0.9	(1.5)
Accumulated other comprehensive loss:
Balance at beginning of period	$(54.9)	$(41.3)	$(55.8)	$(41.6)
Total other comprehensive loss, net	(3.0)	(19.8)	(2.1)	(19.5)
Balance at end of period	$(57.9)	$(61.1)	$(57.9)	$(61.1)
NOTE 12. RELATIONSHIP WITH PARENT AND RELATED PARTIES
As described in Note 1, Description of the Business, prior to the IPO, Atmus had been managed and operated in the normal course of business with other subsidiaries of Cummins. Accordingly, certain shared costs prior to the IPO have been allocated to Atmus and reflected as expenses in the Condensed Consolidated Financial Statements. Management of Cummins and Atmus consider the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of Cummins attributable to Atmus for purposes of the Condensed Consolidated Financial Statements; however, the expenses reflected in the Condensed Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Atmus historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Condensed Consolidated Financial Statements may not be indicative of expenses that will be incurred in the future by Atmus.

The Company entered into a Separation Agreement and a Transitional Services Agreement (“TSA”) with Cummins, among other transaction agreements, all of which will govern the parties relationship following the IPO. This includes services provided by Cummins to the Company for a fixed term on a service-by-service basis. We will pay Cummins mutually agreed-upon fees for the services provided under the TSA.
Corporate Costs/Allocations
The Condensed Consolidated Financial Statements include corporate costs incurred by Cummins for services that were provided to or on behalf of Atmus for the period prior to IPO. Such costs represent shared services and infrastructure provided by Cummins, including administrative, finance, human resources, information technology, legal, and other corporate and infrastructure services.
The corporate costs reflected in the Condensed Consolidated Financial Statements consist of direct charges to the business and indirect allocations to Atmus. The costs that were directly charged to Atmus, such as Cummins Business Services, were primarily determined based on actual usage.
Indirect allocations are related to shared services and infrastructure provided by Cummins that would benefit Atmus but have not been directly charged to Atmus in a manner discussed above. These corporate costs were allocated to Atmus using methods management believes are consistent and reasonable. The primary allocation factor is third-party revenue; however, other relevant metrics are also utilized based on the nature of the underlying activities. For example, headcount is used as the allocation driver to allocate the human resource departmental costs.
The expenses allocated and directly charged reflect all expenses that Cummins incurred on behalf of the Company. The expenses reflected in the Condensed Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the period presented if Atmus historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid by Atmus to Cummins in the period in which the cost was recognized in the Condensed Consolidated Statements of Income.
Total corporate costs allocated to Atmus were $5.5 million and $13.7 million for the three and six months ended June 30, 2023, respectively, compared with $12.8 million and $26.7 million for the three and six months ended June 30, 2022, respectively. Allocated corporate costs are included in Net sales, Cost of sales, Selling, general and administrative expenses, Research, development and engineering expenses and Other income, net.
Related Party Balances
Atmus had trade receivables of $47.7 million and $52.0 million for products sold to, and accounts payable of $54.5 million and $57.6 million for products and services purchased in the ordinary course from Cummins as of June 30, 2023 and December 31, 2022, respectively. Atmus’s sales to Cummins were $72.7 million and $149.4 million for the three and six months ended June 30, 2023, respectively, compared to $73.9 million and $148.4 million for the three and six months ended June 30, 2022, respectively.
NOTE 13. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net income	$46.2	$49.2	$98.9	$84.0
Weighted-average shares for basic EPS	83.3	83.3	83.3	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	—	—	—	—
Weighted-average shares for diluted EPS	83.3	83.3	83.3	83.3
Basic earnings per share	$0.55	$0.59	$1.19	$1.01
Diluted earnings per share	$0.55	$0.59	$1.19	$1.01

Basic and diluted earnings per share for the three and six months ended June 30, 2022 was calculated using the shares of common stock that were issued and outstanding as of the completion of the IPO. For the periods prior to the IPO, it is assumed that there were no dilutive equity instruments as there were no equity awards of Atmus outstanding prior to the IPO. Post-IPO, there were no anti-dilutive shares.
NOTE 14. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	June 30, 2023	December 31, 2022
	(in millions)
Operating lease assets(1)	25.7	32.4
Deferred income taxes	$8.4	$14.3
Long-term receivables	3.1	3.1
Other	7.6	7.2
Other assets	$44.8	$57.0
Other accrued expenses included the following:

	June 30, 2023	December 31, 2022
	(in millions)
Marketing accruals	43.7	47.3
Income taxes payable	10.0	6.0
Other taxes payables	$9.9	$7.5
Current portion of operating lease liabilities(1)	7.3	9.0
Current portion of finance lease liabilities	0.3	0.4
Other	12.3	8.8
Other accrued expenses	$83.5	$79.0
Other liabilities included the following:

	June 30, 2023	December 31, 2022
	(in millions)
Operating lease liabilities(1)	19.0	23.2
Deferred income taxes	$4.9	$7.3
Long-term income taxes(1)	—	29.8
Other long-term liabilities	10.2	10.9
Other liabilities	$34.1	$71.2
(1)Balances at December 31, 2022 included an unrecognized tax liability for FIN48 reserves and leased assets and related depreciation which have been retained by Cummins Inc. upon completion of Atmus’s initial public offering and are no longer included on Atmus’s condensed consolidated balance sheets at June 30, 2023. See Note 1, Description of the Business, and in Note 2, Basis of Presentation for more information.
NOTE 15. SUBSEQUENT EVENTS
On July 31, 2023, Atmus made a $20.0 million partial repayment on the revolving credit facility under the Credit Agreement. As a result of the repayment, Atmus now has $30.0 million drawn on the revolving credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, those that are based on current expectations, estimates and projections about the industries in which we operate and management’s views, plans, objectives, projections, beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may” or words of similar meaning. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, discussions of future operations, impact of planned acquisitions and dispositions, our strategy for growth, product development activities, regulatory approvals, market position, expenditures and the effects of the Separation and IPO (each as defined in Note 1, Description of the Business, to our Condensed Consolidated Financial Statements included herein). These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict. If the underlying assumptions prove correct, or known or unknown risks or uncertainties materialize, our actual outcomes, results and financial condition may differ materially from what is expressed, implied or forecasted in such forward-looking statements. Risks and uncertainties include, but are not limited to:
•our ability to retain significant customers;
•the actions of, and income from, joint ventures and other investees that we do not directly control;
•labor relations or work stoppages;
•variability in material and commodity costs;
•raw material, transportation and labor price fluctuations and supply shortages;
•supply chain and manufacturing implications on our ability to meet demand;
•competitor activity;
•the development of new technologies that reduce demand for our current products and services;
•challenging markets for talent and ability to attract, develop and retain key personnel;
•our ability to complete any planned acquisition or divestiture, and the potential that the anticipated benefits of any such acquisition or divestiture may not be realized;
•our ability to manage productivity improvements;
•economic conditions in cyclical industries;
•climate change, global warming, natural disasters, more stringent climate change regulations, accords, mitigation efforts, greenhouse gas regulations or other legislation and regulatory initiatives designed to address climate change and environmental concerns;
•product warranty claims;
•product recalls;

•our ability to establish, maintain, protect and enforce intellectual property rights;
•unauthorized, or counterfeit, sales of our products;
•legal and regulatory compliance costs and risks;
•global legal and ethical compliance costs and risks;
•any adverse effects of the conflict between Russia and Ukraine and the global response (including government bans or restrictions on doing business in Russia);
•changes in taxation;
•exposure to potential security breaches or other disruptions to our information technology environment and data security
•disruptions to information technology and infrastructure caused by the Separation;
•foreign currency exchange rate changes;
•the impact of impairment of our goodwill and other intangible assets;
•political, economic and other risks from operations in numerous countries including political, economic and social uncertainty and the evolving globalization of our business;
•our ability to achieve the expected benefits of the Separation and related transactions;
•loss of Cummins’ reputation and resources;
•reliance on exemptions from New York Stock Exchange corporate governance requirements;
•restrictions on our business, potential indemnification liabilities and potential change in control implications in connection with the Separation and related transactions;
•our status as a controlled company, and the possibility that Cummins’ interests or those of certain of our executive officers and directors may conflict with our interests and the interests of our other stockholders;
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business;
•our substantial indebtedness and pledging of our assets as security for such indebtedness;
•our ability to remediate the material weakness in our internal control over financial reporting; and
•costs and risks in connection with the restatement of our financial statements.
Additional information about these future factors and the material factors or assumptions underlying such forward-looking statements may be found under the sections entitled Cautionary Note Regarding Forward-Looking Statements and Risk Factors in our IPO Prospectus and the section entitled Risk Factors in this Quarterly Report on Form 10-Q. It is not possible to predict or identify all such factors, and the risks described above should not be considered a complete statement of all potential risks and uncertainties. Readers are urged to consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements made herein are made only as of the date hereof and we undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

General Overview
Company Overview
We are one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. We design and manufacture advanced filtration products, principally under the Fleetguard brand, that enable lower emissions and provide superior asset protection. We estimate that approximately 16% of our net sales in 2022 and 18% of our sales in the first six months of 2023 were generated through first-fit sales to original equipment manufacturers (“OEM”s), where our products are installed as components for new vehicles and equipment, and the balance were generated in the aftermarket, where our products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on our more than 65-year history, we continue to grow and differentiate ourselves through our global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
Separation from Cummins
In April 2022, Cummins Inc. (“Cummins”) announced its intention to proceed with a plan to separate its filtration business (the “Filtration Business”) into a standalone publicly traded company (the “Separation”). We were incorporated in Delaware on April 1, 2022, as a wholly-owned subsidiary of Cummins, in anticipation of the Separation, and prior to the completion of our initial public offering (the “IPO”), Cummins completed in all material respects the transfer of the assets and liabilities of the Filtration Business to us and our subsidiaries immediately prior to our IPO.
Our Registration Statement on Form S-1, as amended, filed on May 16, 2023, was declared effective on May 25, 2023, and our common shares began trading on the New York Stock Exchange under the symbol “ATMU” on May 26, 2023. On May 30, 2023, the IPO was completed through Cummins’ exchange of 16,243,070 shares of our common stock, including the underwriters’ full exercise of their option to purchase 2,118,661 shares to cover over-allotments. None of the proceeds of the IPO were for the benefit of Atmus. As of the closing of the IPO, Cummins owned approximately 80.5% of the outstanding shares of our common stock.
On September 30, 2022, and as amended on February 15, 2023, Atmus entered into a $1.0 billion credit agreement (“Credit Agreement”) with Cummins and a syndicate of banks, providing for a $600 million term loan facility (the “term loan”) and a $400 million revolving credit facility (the “revolving credit facility”), in anticipation of the Separation. Upon completion of the IPO, we borrowed approximately $650 million, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
In connection with the Separation, we entered into various agreements with Cummins, including a separation agreement. In the Separation Agreement, there were certain assets and liabilities identified in the schedules which were retained by Cummins, and those that were transferred to the Company. These agreements comprehensively provide a framework for our relationship with Cummins and govern various interim and ongoing relationships between us and Cummins post IPO.
Basis of Presentation
For the periods prior to the IPO, the discussion below relates to the financial position and results of operations of a combination of entities under common control that have been “carved out” of Cummins’ historical combined financial statements and accounting records. The historical combined financial statements reflect our historical financial position, results of operations and cash flows, in conformity with U.S. GAAP. Refer to Note 2, Basis of Presentation, to the Condensed Consolidated Financial Statements included elsewhere in this report for additional information.
For the period subsequent to May 26, 2023, as a standalone public company, we present our financial statements on a consolidated basis. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.

Factors Affecting Our Performance
Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions. Our revenues may also be impacted by OEM inventory levels, production schedules, commodity prices, work stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency exchange rate changes, political and economic uncertainty, public health crises (epidemics or pandemics) and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. Some of the more important factors are briefly discussed below.
Market demand
Aftermarket demand remained strong in the first half of 2023 across many of our end markets. However, we anticipate a slowdown in these markets in the second half of 2023 due to an anticipated decline in global economic activity, and continued normalization of supply chain backlogs and inventory levels. The market for our first-fit products remained strong in the first half of 2023, primarily as a result of strong demand for vehicles due to ongoing strong order books at most of our OEM customers. We have continued to increase prices as a result of significant increases in our cost base in 2022 which has contributed to higher net sales in the three and six months ended June 30, 2023.
Supply chain constraints
We continue to experience supply chain disruptions, incremental costs and related challenges that unfavorably affect customer demand, our ability to meet customer demand and our production. While overall supply chain conditions have substantially improved from a year ago, it continues to affect inventory and backlog levels throughout our supply chain. Our management team continues to monitor and evaluate all of these factors and the related impacts on our business and operations and we are diligently working to minimize any supply chain impacts to our business and to our customers.
Commodity prices, labor, inflation and foreign currency exchange rates
We continue to experience generally high inflation, though it has moderated in the first half of 2023. Direct material cost pressures, driven largely by steel, resin and other petrochemical products, have stabilized somewhat, but we continue to see impacts from labor and energy. Collectively, these pressures have driven an increase in cost of sales. To mitigate these pressures, we instituted pricing actions, which have largely offset these cost increases.
During the second quarter of 2023, our Selling, general and administrative expenses increased as a result of costs related to the Separation, inefficiencies due to delays in the execution of our IPO, increased variable compensation costs and an increase in employee costs due to a change in timing of the effective date of annual merit increases to April 1 from July 1. For 2022 and prior, annual merit increases were effective from July 1, this changed to April 1 for 2023.
The appreciation of the U.S. dollar against foreign currencies in 2022 had a negative impact on our consolidated results of operations due to translation impacts, which have continued to negatively impact our results of operations in the first half of 2023 and may continue to have a negative impact through the remainder of 2023.
Standalone costs
We have incurred, and expect to continue to incur, additional costs associated with becoming a standalone public company. During the three months ended June 30, 2023, we incurred approximately $8.8 million of one-time expenses including $2.6 million within Cost of sales, $6.1 million within Selling, general and administrative expenses and $0.1 million within Other income, net. We expect to incur one-time expenses of approximately $30 million to $50 million between December 31, 2022 and December 31, 2024. In addition, we expect to incur capital expenditures in connection with the Separation of approximately $20 million to $40 million between December 31, 2022 and December 31, 2024. The actual amount of the one-time expenses and capital expenditures we will incur as a stand-alone public company may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers, as well as additional costs we may incur that we have not currently anticipated. Additionally, the actual timing of when we incur these incremental expenses may be different, perhaps significantly, from our current estimates for a number of reasons, including, among others, unforeseen events that may cause delays or interruptions in our plans or our service providers’ ability to provide their services.
Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	For the Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Amount	%
	(in millions)
NET SALES	$413.6	$393.2	$20.4	5.2%
Cost of sales	299.2	297.8	(1.4)	(0.5)%
GROSS MARGIN	$114.4	$95.4	$19.0	19.9%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	46.0	32.5	(13.5)	(41.5)%
Research, development and engineering expenses	12.3	9.5	(2.8)	(29.5)%
Equity, royalty and interest income from investees	8.3	5.5	2.8	50.9%
Other operating expense, net	0.2	0.9	0.7	77.8%
OPERATING INCOME	$64.2	$58.0	$6.2	10.7%
Interest expense	4.2	0.1	(4.1)	(4,100.0)%
Other income, net	1.2	3.2	(2.0)	(62.5)%
INCOME BEFORE INCOME TAXES	$61.2	$61.1	$0.1	0.2%
Income tax expense	15.0	11.9	(3.1)	(26.1)%
NET INCOME	$46.2	$49.2	$(3.0)	(6.1)%
PER SHARE DATA:
Basic earnings per share	$0.55	$0.59	$(0.04)	(6.8)%
Diluted earnings per share	$0.55	$0.59	$(0.04)	(6.8)%

	For the Three Months Ended June 30,		Favorable (Unfavorable)
Percent of Net sales	2023	2022	Percentage Points
Gross margin	27.7%	24.3%	3.4
Selling, general and administrative expenses	11.1%	8.3%	(2.8)
Research, development and engineering expenses	3.0%	2.4%	(0.6)
Net Sales
Net sales were $413.6 million (which included related party sales of $87.2 million) for the three months ended June 30, 2023, an increase of $20.4 million compared to $393.2 million (which included related party sales of $84.1 million) for the three months ended June 30, 2022. Of the total Net sales increase of $20.4 million, $17.3 million was an increase in external sales and $3.1 million was an increase of related party sales. Additionally, approximately $32.0 million of such increase was due to increased pricing, partially offset by $7.2 million due to lower volumes and the negative impacts of currency of $4.4 million.
Gross Margin
Gross margin was $114.4 million for the three months ended June 30, 2023, an increase of $19.0 million compared to $95.4 million for the three months ended June 30, 2022. The increase in Gross margin was mainly due to approximately $32.0 million of favorable pricing as described above and $11.5 million of favorable commodities and freight costs, partially offset by $2.8 million of increased variable compensation costs, $3.6 million of unfavorable currency impacts and $2.6 million due to lower volumes. Gross margin as a percentage of Net sales was 27.7% for the three months ended June 30, 2023, an increase of 3.4 percentage points compared to 24.3% for the three months ended June 30, 2022. The increase in Gross margin as a percentage of Net sales was primarily due to pricing realization and lower material costs, partially offset by increased merit and variable compensation, unfavorable currency and lower sales volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $46.0 million for the three months ended June 30, 2023, an increase of $13.5 million compared to $32.5 million for the three months ended June 30, 2022. The increase was primarily driven by costs related to the Separation, inefficiencies due to delays in the execution of our IPO and increased variable compensation costs. Selling, general and administrative expenses as a percentage of Net sales was 11.1% for the three months ended June 30, 2023, an increase of 2.8 percentage points compared to 8.3% for the three months ended June 30, 2022. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $12.3 million for the three months ended June 30, 2023, an increase of $2.8 million compared to $9.5 million for the three months ended June 30, 2022. The increase was primarily due to increased variable compensation costs. Research, development and engineering expenses as a percentage of Net sales was 3.0% for the three months ended June 30, 2023, an increase of 0.6 percentage points compared to 2.4% for the three months ended June 30, 2022. The increase in Research, development and engineering expenses as a percentage of Net sales was mainly due to the items noted above.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees were $8.3 million for the three months ended June 30, 2023, an increase of $2.8 million compared to $5.5 million for the three months ended June 30, 2022. The increase was primarily due to higher earnings of $2.5 million from our joint ventures in China and India.
Interest Expense
Interest expense was $4.2 million for the three months ended June 30, 2023, an increase of $4.1 million compared to $0.1 million for the three months ended June 30, 2022. The increase was primarily due to the interest on the $650 million of borrowings under the Credit Agreement immediately prior to our IPO.
Other Income, Net
Other income, net was $1.2 million for the three months ended June 30, 2023, a decrease of $2.0 million compared to $3.2 million for the three months ended June 30, 2022. The decrease in Other income, net was primarily due to the net loss on foreign exchange rate hedging, partially offset by higher interest income.
Income Tax Expense
In connection with the Separation, the Company entered into a Tax Matters Agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the three months ended June 30, 2023 was 24.5%, an increase of 5.0 percentage points compared to 19.5% for the three months ended June 30, 2022. The increase was primarily due to the change in discrete tax items and in the mix of earnings among tax jurisdictions. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	For the Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Amount	%
	(in millions)
NET SALES	$832.2	$775.7	$56.5	7.3%
Cost of sales	608.0	598.9	(9.1)	(1.5)%
GROSS MARGIN	$224.2	$176.8	$47.4	26.8%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	85.1	65.0	(20.1)	(30.9)%
Research, development and engineering expenses	22.1	19.9	(2.2)	(11.1)%
Equity, royalty and interest income from investees	16.7	14.2	2.5	17.6%
Other operating expense, net	0.3	3.6	3.3	91.7%
OPERATING INCOME	$133.4	$102.5	$30.9	30.1%
Interest expense	4.2	0.3	(3.9)	(1,300.0)%
Other income, net	1.1	3.9	(2.8)	(71.8)%
INCOME BEFORE INCOME TAXES	$130.3	$106.1	$24.2	22.8%
Income tax expense	31.4	22.1	(9.3)	(42.1)%
NET INCOME	$98.9	$84.0	$14.9	17.7%
PER SHARE DATA:
Basic earnings per share	$1.19	$1.01	$0.18	17.8%
Diluted earnings per share	$1.19	$1.01	$0.18	17.8%

	For the Six Months Ended June 30,		Favorable (Unfavorable)
Percent of Net sales	2023	2022	Percentage Points
Gross margin	26.9%	22.8%	4.1
Selling, general and administrative expenses	10.2%	8.4%	(1.8)
Research, development and engineering expenses	2.7%	2.6%	(0.1)
Net Sales
Net sales were $832.2 million (which included related party sales of $176.3 million) for the six months ended June 30, 2023, an increase of $56.5 million compared to $775.7 million (which included related party sales of $170.0 million) for the six months ended June 30, 2022. Of the total Net sales increase of $56.5 million, $50.2 million was an increase in external sales and $6.3 million was an increase of related party sales. Additionally, approximately $68.3 million of such increase was due to increased pricing, partially offset by the negative impacts of currency of $11.1 million.
Gross Margin
Gross margin was $224.2 million for the six months ended June 30, 2023, an increase of $47.4 million compared to $176.8 million for the six months ended June 30, 2022. The increase in Gross margin was mainly due to approximately $68.3 million of favorable pricing as described above and approximately $13.8 million of favorable commodities and freight costs, partially offset by $5.6 million of increased variable compensation costs and $6.7 million of unfavorable currency impacts. Gross margin as a percentage of Net sales was 26.9% for the six months ended June 30, 2023, an increase of 4.1 percentage points compared to 22.8% for the six months ended June 30, 2022. The increase in Gross margin as a percentage of Net sales was primarily due to pricing realization, partially offset by increased merit and variable compensation and unfavorable currency.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $85.1 million for the six months ended June 30, 2023, an increase of $20.1 million compared to $65.0 million for the six months ended June 30, 2022. The increase was primarily driven by costs related to the Separation, inefficiencies due to delays in the execution of our IPO, increased variable compensation costs. Selling, general and administrative expenses as a percentage of Net sales was 10.2% for the six months ended June 30, 2023, an increase of 1.8 percentage points compared to 8.4% for the six months ended June 30, 2022. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $22.1 million for the six months ended June 30, 2023, an increase of $2.2 million compared to $19.9 million for the six months ended June 30, 2022. The increase was primarily due to increased variable compensation costs. Research, development and engineering expenses as a percentage of Net sales was 2.7% for the six months ended June 30, 2023, an increase of 0.1 percentage points compared to 2.6% for the six months ended June 30, 2022. The increase in Research, development and engineering expenses as a percentage of Net sales was mainly due to the items noted above.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees were $16.7 million for the six months ended June 30, 2023, an increase of $2.5 million compared to $14.2 million for the six months ended June 30, 2022. The increase was primarily due to higher earnings of $2.2 million from our joint ventures in China and India.
Other Operating Expense, Net
Other operating expense, net was $0.3 million for the six months ended June 30, 2023, a decrease of $3.3 million compared to $3.6 million for the six months ended June 30, 2022. The decrease was primarily due to prior year asset write-offs related to a discontinued program and the establishment of reserves against accounts receivable from Russian customers in 2022 that did not recur.
Interest Expense
Interest expense was $4.2 million for the six months ended June 30, 2023, an increase of $3.9 million compared to $0.3 million for the six months ended June 30, 2022. The increase was primarily due to the interest on the $650 million of borrowings under the Credit Agreement immediately prior to our IPO.
Other Income, Net
Other income, net was $1.1 million for the six months ended June 30, 2023, a decrease of $2.8 million compared to $3.9 million for the six months ended June 30, 2022. The decrease in Other income, net was primarily due to the net loss on foreign exchange rate hedging, partially offset by higher interest income.
Income Tax Expense
In connection with the Separation, the Company entered into a Tax Matters Agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the six months ended June 30, 2023 was 24.1%, an increase of 3.3 percentage points compared to 20.8% for the six months ended June 30, 2022. The increase was primarily due to the change in discrete tax items and in the mix of earnings among tax jurisdictions. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total availability, including the $600 million term loan and the $400 million revolving credit facility. The proceeds of our borrowings of $600 million pursuant to the term loan and $50 million pursuant to the credit facility were paid to Cummins upon completion of the IPO in partial consideration for the Separation. As a result, we had capacity under our credit facility of $350 million as of June 30, 2023. Upon completion of the IPO, we had approximately $115 million of cash on hand.
We believe that cash from operations and our facilities under our Credit Agreement will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.
Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, tax liabilities, benefit plan obligations and lease expenses) as well as periodic expenditures for anticipated capital investments, interest payments on our long-term debt, supporting any future acquisitions and property, plant and equipment.
Long-term cash requirements primarily relate to funding long-term debt repayments and our long-term benefit plan obligations.
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We also have the ability to access the capital markets following the IPO and we continue to generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$89.0	$39.7
Net cash used in investing activities	(19.1)	(16.5)
Net cash provided by (used in) financing activities	69.7	(23.2)
Operating Cash Flow
Net cash provided by operating activities was $89.0 million for the six months ended June 30, 2023, an increase of $49.3 million compared to net cash provided by operating activities of $39.7 million for the six months ended June 30, 2022. The increase was driven primarily by lower working capital requirements of $19.3 million and a favorable increase in net income of $14.9 million. During the six months ended June 30, 2023, lower working capital requirements resulted in a cash outflow of $23.7 million compared to a cash outflow of $43.0 million for the six months ended June 30, 2022, mainly due to lower inventories, higher other accrued expenses and lower related party receivables, partially offset by lower related party payables.
Dividends received from our unconsolidated equity investees were $14.8 million and $13.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Dividends are typically paid in the second through the fourth quarters and are included in net cash provided by operating activities.
Investing Cash Flow
Net cash used in investing activities for the six months ended June 30, 2023 and June 30, 2022 was primarily used for capital expenditures. Our capital expenditures were $19.1 million (of which approximately

$2.6 million were in connection with the Separation and $0.8 million related to capitalized internal use software costs) and $16.5 million (of which approximately $0.4 million related to capitalized internal use software costs) for the six months ended June 30, 2023 and June 30, 2022, respectively, corresponding to approximately 2.3% of Net sales for the six months ended June 30, 2023 and approximately 2.1% of Net sales for the six months ended June 30, 2022.
Financing Cash Flow
Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of long-term debt proceeds from our borrowings of $650 million under our Credit Agreement, partially offset by net transfers of $580.3 million to Cummins as part of the Separation. Net cash used in financing activities for the six months ended June 30, 2022 consisted entirely of transfers to Cummins. Net cash provided by financing activities for the six months ended June 30, 2023 was $69.7 million and Net cash used in financing activities for the six months ended June 30, 2022 was $(23.2) million.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the historical combined financial statements included in the IPO Prospectus, which provides a summary of our future minimum lease payments.
Debt
Our total debt was $650 million at June 30, 2023 and zero at December 31, 2022. At June 30, 2023, the weighted-average term of our outstanding long-term debt was 4.9 years. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.
Non-GAAP Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
Our primary non-GAAP financial measures are listed below and reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change. When our definitions change, we provide the updated definitions and present the related non-GAAP historical results on a comparable basis.
•“EBITDA” is defined as earnings or losses before interest expense, income taxes, depreciation and amortization and “EBITDA margin” is defined as EBITDA as a percent of Net sales. We believe EBITDA and EBITDA margin are useful measures of our operating performance as they assist investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Additionally, we believe these metrics are widely used by investors, securities analysts, ratings agencies and others in our industry in evaluating performance.
•“Adjusted EBITDA” is defined as EBITDA after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company and “Adjusted EBITDA margin” is defined as Adjusted EBITDA as a percent of Net sales. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful measures of our operating performance as it allows investors and debt holders to compare our performance on a consistent basis without regard to one-time costs attributable to our becoming a standalone public company.

•“Adjusted earnings per share” is defined as diluted earnings per share (the most comparable U.S. GAAP financial measure) after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company less the related tax impact of the same one-time expenses. We believe Adjusted earnings per share provides improved comparability of underlying operating results.
•“Free cash flow” is defined as cash flows provided by (used for) operating activities less capital expenditures and “Adjusted free cash flow” is defined as Free cash flow after adding back certain one-time capital expenditures associated with becoming a standalone public company. We believe Free cash flow and Adjusted free cash flow are useful metrics used by management and investors to analyze our ability to service and repay debt and return value to shareholders.
The metrics defined above are not in accordance with, or alternatives for, U.S. GAAP financial measures and may not be consistent with measures used by other companies. It should be considered supplemental data; however, the amounts included in the EBITDA, EBITDA margin, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted earnings per share, Free cash flow and Adjusted free cash flow calculations are derived from amounts included in the consolidated statements of net income. We do not consider our non-GAAP financial measures as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are:
•such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•such measures do not reflect changes in, or cash requirements for, our working capital needs;
•such measures do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
To properly and prudently evaluate our business, we encourage you to review the unaudited condensed consolidated financial statements included elsewhere in this report and not rely on a single financial measure to evaluate our business.

A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
NET INCOME	$46.2	$49.2	$98.9	$84.0
Plus:
Interest expense	4.2	0.1	4.2	0.3
Income tax expense	15.0	11.9	31.4	22.1
Depreciation and amortization	5.5	5.4	10.9	10.8
EBITDA (non-GAAP)	$70.9	$66.6	$145.4	$117.2
Plus:
One-time separation costs(a)	$8.8	$0.8	$12.9	$1.0
Adjusted EBITDA (non-GAAP)	$79.7	$67.4	$158.3	$118.2
Net sales	$413.6	$393.2	$832.2	$775.7
Net income margin	11.2%	12.5%	11.9%	10.8%
EBITDA margin (non-GAAP)	17.1%	16.9%	17.5%	15.1%
Adjusted EBITDA margin (non-GAAP)	19.3%	17.1%	19.0%	15.2%
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing and Human Resources separation costs.
A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(per share)
Diluted earnings per share	$0.55	$0.59	$1.19	$1.01
Plus:
One-time separation costs(a)	$0.11	$0.01	$0.16	$0.01
Less:
Tax impact of one-time separation costs(a)	$0.03	$—	$0.04	$—
Adjusted earnings per share	$0.63	$0.60	$1.31	$1.02
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months ended June 30, 2023 and 2022 were $2.2 million and $0.1 million, respectively, and for the six months ended June 30, 2023 and 2022 were $3.1 million and $0.2 million, respectively.
A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Cash provided by operating activities	$46.2	$39.9	$89.0	$39.7
Less:
Capital expenditures	$12.7	$15.5	$19.1	$16.5
Free cash flow	$33.5	$24.4	$69.9	$23.2
Plus:
One-time separation capital expenditures	$1.8	$—	$2.6	$—
Adjusted free cash flow	$35.3	$24.4	$72.5	$23.2

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of our financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 3, Summary of Significant Accounting Policies, to our historical combined financial statements in the IPO Prospectus and in our Form 8-K as filed with the Commission on August 8, 2023. Our significant accounting estimates are described in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our IPO Prospectus and in our Form 8-K as filed with the Commission on August 8, 2023. See also Note 3, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income and financial condition are exposed to movements in foreign currency exchange rates. This risk is closely monitored and managed through the use of financial derivative instruments. Financial derivatives are used by Atmus expressly for hedging purposes and under no circumstances are they used for speculative purposes. Substantially all of Atmus’s derivative contracts are subject to master netting arrangements which provide the option to settle certain contracts on a net basis when they settle on the same day with the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.
To minimize the income volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than the functional currency, Atmus enters into foreign currency forward contracts, which are considered economic hedges. The objective is to offset the gain or loss from remeasurement with the gain or loss from the fair market valuation of the forward contract. These derivative instruments are not designated as hedges.
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would not have a material impact on the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2023 and June 30, 2022. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
Our interest rate risk relates primarily to our $600 million term loan facility and our five-year $400 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at June 30, 2023, a 0.125% change in SOFR would have a $0.8 million annual impact on interest expense. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023, due to the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over period- end financial reporting to completely identify and accurately account for intercompany and related party transactions.
This material weakness resulted in errors in our related party receivables, related party payables, and net parent investment on the Balance Sheet; net cash provided by operating activities, and net cash used in financing activities on the Statements of Cash Flows; and, net transfers to parent on the Statements of Changes in Net Parent Investment, which resulted in a restatement of the unaudited condensed combined financial statements as of and for the period ending March 31, 2023 and a revision to the combined financial statements as of and for the years ending December 31, 2022, 2021 and 2020 and the unaudited condensed combined financial statements as of and for the period ending March 31, 2022. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Plans
We are committed to maintaining a strong internal control environment. Our management, with oversight from our Audit Committee, has begun to take steps to remediate the material weakness. During the three months ended June 30, 2023, we designed and implemented a new control activity to manually review sub-ledger activity to ensure intercompany activity is appropriately eliminated and to appropriately account for related party balances. The material weakness cannot be considered remediated until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control over Financial Reporting
As described above in the “Remediation Plans” section, there were changes made during the quarter ended June 30, 2023 in our internal control over financial reporting framework that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our IPO Prospectus, except for the additional risk factor set forth below:
We have identified a material weakness in our internal control over financial reporting. If our remediation of said material weakness is not effective, or if we experience additional material weaknesses, or if we fail to design and maintain effective internal control over financial reporting, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a public company, we will be required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report on Form 10-K as of and for the year ending December 31, 2024, we will be required to provide a management report on internal control over financial reporting, as well as an attestation of our independent registered public accounting firm.
Subsequent to filing the Company’s registration statement on Form S-1/A, errors in the preparation of the unaudited condensed combined financial statements as of and for the period ended March 31, 2023, were discovered, which management believes resulted because the Company did not design and maintain effective controls over period-end financial reporting to completely identify and accurately account for intercompany and related party transactions.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls over period-end financial reporting to completely identify and accurately account for intercompany and related party transactions. This material weakness resulted in errors in our related party receivables, related party payables, and net parent investment on the Balance Sheets; net cash provided by operating activities and net cash used in financing activities on the Statements of Cash Flows; and, net transfers to parent on the Statements of Changes in Net Parent Investment which resulted in a restatement of the unaudited condensed combined financial statements as of and for the period ending March 31, 2023 and a revision to the combined financial statements as of and for each of the years ending December 31, 2022, 2021 and 2020 and the condensed combined financial statements as of and for the period ending March 31, 2022. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. We are committed to maintaining a strong internal control environment. Our management, with oversight from our Audit Committee, has begun to take steps to remediate the material weakness.
We cannot assure you that the measures that we are implementing, will be sufficient to remediate the material weakness we have identified or avoid the identification of additional material weaknesses in the future. If the steps we are taking do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
As a result of the restatement we may have a higher likelihood of becoming subject to a stockholder or other litigation. We may lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Further, failure to maintain effective internal control over financial reporting and disclosure controls and procedures could also restrict our future access to the capital markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On May 30, 2023, we completed the IPO, resulting in Cummins’ exchange of 16,243,070 shares of our common stock, including 2,118,661 shares of common stock allocated to the underwriters’ 30-day option to purchase additional shares of common stock, which was exercised in full on May 26, 2023. The shares of common stock exchanged by Cummins in the IPO represented approximately 19.5% of the Company’s outstanding shares, while Cummins continues to own approximately 80.5% of the Company’s outstanding shares. The shares sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the Commission as of May 25, 2023. The offering commenced on May 26, 2023 and did not terminate before all of the securities registered under the registration statement were sold. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC served as joint lead book-running managers and as representatives of the underwriters for the IPO.
The aggregate offering price of the common stock registered and sold under the registration statement was approximately $298.5 million (including the shares issued pursuant to the underwriters’ option to purchase additional shares). None of the proceeds of the IPO were for the benefit of Atmus.
Item 5. Other Information
During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Registration S-K).
Item 6. Exhibits
The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Commission.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Atmus Filtration Technologies Inc. (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

3.2
Amended and Restated Bylaws of Atmus Filtration Technologies Inc. (incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.1
Separation Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.2
Transition Services Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.3
Tax Matters Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.4
Employee Matters Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.5
First-Fit Supply Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.6
Aftermarket Supply Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.7
Registration Rights Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.8
Transitional Trademark License Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.9
Intellectual Property License Agreement, dated as of May 29, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.10	2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).+
10.11
Credit Agreement, dated as of September 30, 2022, among FILT Red, Inc., Cummins Filtration Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

10.12
Amendment No. 1 to Credit Agreement, dated as of February 15, 2023, among Atmus Filtration Technologies Inc., Cummins Filtration Inc., the lenders party thereto, and Bank of America N.A., as administrative agent (incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on June 1, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with the Inline XBRL Document).

*	Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE DISHER	By:	/s/ JACK M. KIENZLER
Stephanie Disher		Jack M. Kienzler
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
August 9, 2023		August 9, 2023