Form 10-Q
period 2023-09-30
Atmus Filtration Technologies Inc.
filed 2023-11-03
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 31, 2023, there were 83,297,796 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NET SALES(a)	$396.2	$401.2	$1,228.4	$1,176.9
Cost of sales	293.3	301.5	901.3	900.4
GROSS MARGIN	102.9	99.7	327.1	276.5
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	41.3	32.3	126.4	97.3
Research, development and engineering expenses	11.1	9.8	33.2	29.7
Equity, royalty and interest income from investees	8.1	7.3	24.8	21.5
Other operating (income) expense, net	(0.2)	—	0.1	3.6
OPERATING INCOME	58.8	64.9	192.2	167.4
Interest expense	11.0	0.3	15.2	0.6
Other income, net	1.1	—	2.2	3.9
INCOME BEFORE INCOME TAXES	48.9	64.6	179.2	170.7
Income tax expense	11.3	14.2	42.7	36.3
NET INCOME	$37.6	$50.4	$136.5	$134.4
PER SHARE DATA:
Weighted-average shares for basic EPS	83.3	83.3	83.3	83.3
Weighted-average shares for diluted EPS	83.4	83.3	83.4	83.3

Basic earnings per share	$0.45	$0.61	$1.64	$1.61
Diluted earnings per share	$0.45	$0.61	$1.64	$1.61
(a)Includes sales to related parties of $86.9 million and $263.2 million for the three and nine months ended September 30, 2023, respectively, compared with $90.1 million and $260.1 million for the three and nine months ended September 30, 2022, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$37.6	$50.4	$136.5	$134.4
Other comprehensive loss, net of tax
Change in pension and other postretirement defined benefit plans	0.8	—	0.8	—
Foreign currency translation adjustments	(6.9)	(11.5)	(9.0)	(31.0)
Total other comprehensive loss, net of tax	(6.1)	(11.5)	(8.2)	(31.0)
COMPREHENSIVE INCOME	$31.5	$38.9	$128.3	$103.4
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$138.8	$—
Accounts and notes receivable, net
Trade and other receivables	176.8	174.2
Related party receivables	61.0	61.8
Inventories	243.0	245.0
Prepaid expenses and other current assets	34.2	19.3
Total current assets	653.8	500.3
Property, plant and equipment, net	162.1	148.4
Investments and advances related to equity method investees	78.2	77.0
Goodwill	84.7	84.7
Other assets	47.3	57.0
TOTAL ASSETS	$1,026.1	$867.4
LIABILITIES
Accounts payable (principally trade)	$153.1	$145.9
Related party payables	70.1	82.0
Accrued compensation, benefits and retirement costs	39.5	18.2
Current portion of accrued product warranty	4.5	5.9
Current maturities of long-term debt	3.7	—
Other accrued expenses	82.7	79.0
Total current liabilities	353.6	331.0
Long-term debt	596.3	—
Accrued product warranty	7.4	9.6
Other liabilities	34.4	71.2
TOTAL LIABILITIES	991.7	411.8
Commitments and contingencies (Note 10)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized and 83,297,796 shares issued at September 30, 2023)	—	—
Net parent investment	—	511.4
Additional paid-in capital	46.0	—
Retained earnings	52.4	—
Accumulated other comprehensive loss	(64.0)	(55.8)
TOTAL EQUITY	34.4	455.6
TOTAL LIABILITIES AND EQUITY	$1,026.1	$867.4
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$136.5	$134.4
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	16.1	16.1
Deferred income taxes	1.6	0.2
Equity in income of investees, net of dividends	(3.0)	(3.5)
Foreign currency remeasurement and transaction exposure	(4.7)	(4.4)
Changes in current assets and liabilities:
Trade and other receivables	(4.4)	(19.5)
Related party receivables	(0.7)	(3.8)
Inventories	(1.0)	(50.0)
Prepaid expenses and other current assets	(15.2)	(5.8)
Accounts payable (principally trade)	7.1	23.5
Related party payables	(10.9)	16.1
Other accrued expenses	27.1	(6.8)
Changes in other liabilities	(0.5)	(8.2)
Other, net	(0.7)	(0.4)
Net cash provided by operating activities	147.3	87.9
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(29.6)	(22.4)
Net cash used in investing activities	(29.6)	(22.4)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt proceeds	650.0	—
Payments on long-term debt	(50.0)	—
Net transfers to Parent	(580.3)	(65.5)
Other, net	1.4	—
Net cash provided by (used in) financing activities	21.1	(65.5)
Net increase in cash and cash equivalents	138.8	—
Cash and cash equivalents at beginning of period	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138.8	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Non-cash settlements with Parent	$29.4	$—
Change in Capital expenditures	$—	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Net Parent Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended September 30, 2023
Balances at July 1, 2023	$—	$—	$44.6	$14.8	$(57.9)	$1.5
Net income	—	—	—	37.6	—	37.6
Other comprehensive loss, net of tax	—	—	—	—	(6.1)	(6.1)
Share-based awards	—	—	1.4	—	—	1.4
Balances at September 30, 2023	$—	$—	$46.0	$52.4	$(64.0)	$34.4
Nine Months Ended September 30, 2023
Balances at January 1, 2023	$—	$511.4	$—	$—	$(55.8)	$455.6
Net income	—	84.1	—	52.4	—	136.5
Other comprehensive loss, net of tax	—	—	—	—	(8.2)	(8.2)
Share-based awards	—	—	1.4	—	—	1.4
Net transfers (to) from Parent	—	(595.5)	44.6	—	—	(550.9)
Balances at September 30, 2023	$—	$—	$46.0	$52.4	$(64.0)	$34.4
Three Months Ended September 30, 2022
Balances at July 1, 2022	$—	$530.0	$—	$—	$(61.1)	$468.9
Net income	—	50.4	—	—	—	50.4
Other comprehensive loss, net of tax	—	—	—	—	(11.5)	(11.5)
Net transfers to Parent	—	(42.3)	—	—	—	(42.3)
Balances at September 30, 2022	$—	$538.1	$—	$—	$(72.6)	$465.5
Nine Months Ended September 30, 2022
Balances at January 1, 2022	$—	$469.2	$—	$—	$(41.6)	$427.6
Net income	—	134.4	—	—	—	134.4
Other comprehensive loss, net of tax	—	—	—	—	(31.0)	(31.0)
Net transfers to Parent	—	(65.5)	—	—	—	(65.5)
Balances at September 30, 2022	$—	$538.1	$—	$—	$(72.6)	$465.5
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF THE BUSINESS
Atmus Filtration Technologies Inc. (“Atmus” or the “Company”) develops, designs, manufactures and sells filters, coolant and chemical products. Atmus offers products for first fit and aftermarket applications, including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolants, fuel additives and other filtration systems to original equipment manufacturers, dealers/distributors and end-users. Atmus supports a wide customer base in a diverse range of markets, including on-highway and off-highway segments such as oil and gas, agriculture, mining, construction, power generation, marine and industrial markets. The Company produces and sells globally recognized Fleetguard branded products in over 150 countries, including countries in North America, Europe, South America, Asia, Australia and Africa. Fleetguard branded products are available through distribution centers worldwide.
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
On September 30, 2022, and as amended on February 15, 2023, Atmus entered into a $1.0 billion credit agreement (“Credit Agreement”) with Cummins and a syndicate of banks, providing for a $600 million term loan facility (the “term loan”) and a $400 million revolving credit facility (the “revolving credit facility”), in anticipation of the Separation. Borrowings under the Credit Agreement did not become available until the IPO occurred. The facilities covered by the Credit Agreement will mature on September 30, 2027.
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
Upon completion of the IPO, Atmus borrowed $650 million, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
NOTE 2. BASIS OF PRESENTATION
As Atmus became a publicly traded company upon the IPO, its financial statements are now presented on a consolidated basis. In preparation for the IPO, the Company’s historical combined financial statements were prepared on a standalone basis, which reflected a combination of entities under common control that had been “carved out” of and derived from the historical consolidated financial statements and accounting records of Cummins.
The unaudited financial statements for all periods presented, including the historical results of the Company prior to May 26, 2023, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared pursuant to the rules and regulations of the Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of Atmus’s results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Atmus’s final prospectus relating to the IPO, as filed with the Commission on May 26, 2023, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (the “IPO Prospectus”) and with the restated financial statements for the three months ended March 31, 2023 and the revised financial statements for the years ended December 31, 2022, 2021 and 2020 as filed with the Commission on August 8, 2023 on Form 8-K.
Periods Prior to the IPO
Prior to the IPO, Atmus, previously the Filtration Business of Cummins, functioned as part of the larger group of businesses controlled by Cummins and accordingly, utilized centralized functions of Cummins, such as facilities and information technology, to support its operations. A portion of the shared service costs were historically allocated to the Filtration Business. Cummins also performed certain corporate functions for the Filtration Business. The corporate expenses related to the Filtration Business were allocated from Cummins. These allocated costs primarily related to certain governance and corporate functions, including finance, human resources, investor relations, legal, tax, treasury and certain other costs. Where it was possible to specifically attribute such expenses to activities of the Filtration Business, these amounts were charged or credited directly to the Filtration Business without allocation or apportionment. Allocation of other such expenses was based on a reasonable reflection of the utilization of the service provided or benefit received by the Filtration Business for the periods presented prior to the Separation, on a consistent basis, such as a relative percentage of headcount and third-party sales. The aggregate costs allocated for these functions to the Filtration Business are included within the unaudited Condensed Consolidated Statements of Net Income for the periods presented prior to the Separation.
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
Historically, Atmus’s cash was transferred to Cummins on a daily basis. This arrangement was not reflective of the manner in which Atmus would have been able to finance its operations had it been a standalone business separate from Cummins during each of the periods presented.
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
For the Filtration Business, transactions with Cummins affiliates were included in the Condensed Consolidated Statements of Net Income and related balances were reflected as related party receivables and related party payables. Other balances between the Filtration Business and Cummins were considered to be effectively settled in the Condensed Consolidated Financial Statements at the time the transactions were recorded.
As of the IPO Date
In connection with the Separation, we entered into various agreements with Cummins, including a separation agreement. In the Separation Agreement, there were certain assets and liabilities identified in the schedules, including leases and unrecognized tax liabilities, which were retained by Cummins and were reflected as Net Parent Investment in the Company’s Condensed Consolidated Financial Statements, and those that were transferred to the Company, including additional pension assets, other compensation obligations and certain other assets and liabilities, which were transferred to the Company through Net Parent Investment in the Company’s Condensed Consolidated Financial Statements. These various agreements comprehensively provide a framework for our relationship with Cummins and govern various interim and ongoing relationships between us and Cummins post IPO.
As part of the Separation, Net Parent Investment was reclassified as Additional Paid-in Capital.
Periods Post IPO
Following the IPO, certain services continue to be provided by Cummins under the Transition Services Agreement (“TSA”). The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
As a standalone entity, the Company will file tax returns on its own behalf, and tax balances and effective income tax rates may differ from the amounts reported in the historical periods. Atmus currently files a consolidated Federal income tax return and returns in certain other jurisdictions with Cummins. Following a full separation from Cummins, Atmus will file tax returns in those jurisdictions on its own behalf.
Post IPO, Retained earnings began to accumulate and the balance reflected on the Condensed Consolidated Balance Sheets reflects earnings for the period May 26, 2023 through September 30, 2023.
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
Russian Operations
On March 17, 2022, Cummins’ Board of Directors announced that Cummins would indefinitely suspend its operations in Russia due to the ongoing conflict in Ukraine. As a result of the suspension of operations, Atmus evaluated the recoverability of assets in Russia and assessed other liabilities that may have been incurred. Atmus has experienced, and expects to continue to experience, an inability to collect customer receivables from Russian customers. Atmus also determined that it has some inventory items that were designated specifically for Russia that cannot be used elsewhere.
As a result of the suspension of Russian operations, the Company established a reserve of approximately $1.7 million for accounts receivable and $0.6 million of inventory was written off during 2022. As of September 30, 2023, the accounts receivable reserve for Atmus’s Russia operations was $1.5 million and no additional inventory was written off during the year. The expense recognized in 2022 was recorded within Other operating (income) expense, net and Cost of sales in the Condensed Consolidated Statements of Net Income.

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents Atmus’s combined sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
United States	$180.2	$184.2	$567.2	$546.8
Other international	216.0	217.0	661.2	630.1
Total net sales	$396.2	$401.2	$1,228.4	$1,176.9
Revenue by Product Category
The table below presents Atmus’s combined sales by product category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fuel	$167.8	$171.2	$536.1	$509.1
Lube	76.8	78.6	228.5	232.1
Air	69.7	71.7	214.6	201.3
Other	81.9	79.7	249.2	234.4
Total net sales	$396.2	$401.2	$1,228.4	$1,176.9
NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Shanghai Fleetguard Filter Co. Ltd	$1.2	$2.1	$3.8	$3.9
Fleetguard Filters Pvt. Ltd.	5.5	3.8	16.3	13.3
Filtrum Fibretechnologies Pvt. Ltd	—	0.1	0.2	0.2
Atmus share of net income	6.7	6.0	20.3	17.4
Royalty and interest income	1.4	1.3	4.5	4.1
Equity, royalty and interest income from investees	$8.1	$7.3	$24.8	$21.5
NOTE 6. INCOME TAXES
In connection with the Separation, the Company entered into a Tax Matters Agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Atmus’s effective tax rate for the three and nine month periods ended September 30, 2023, was 23.1% and 23.8%, respectively. Atmus’s effective tax rate for the three and nine month periods ended September 30, 2022, was 22.0% and 21.3%, respectively. The increase in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions partially offset by a change in discrete tax items. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	September 30, 2023	December 31, 2022
	(in millions)
Finished products	$183.5	$195.9
Work-in-process and raw materials	92.6	92.4
Inventories at FIFO cost	276.1	288.3
Excess of FIFO over LIFO	(33.1)	(43.3)
Total inventories	$243.0	$245.0
NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Balance, beginning of year	$15.5	$23.9
Provision for base warranties issued	6.8	1.3
Payments made during period	(5.4)	(5.8)
Changes in estimates for pre-existing product warranties	(4.8)	(2.2)
Foreign currency translation and other	(0.2)	(0.5)
Balance, end of period	$11.9	$16.7
Warranty liabilities included in Atmus’s Condensed Consolidated Balance Sheets were as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Current portion	$4.5	$5.9
Long-term portion	7.4	9.6
Total	$11.9	$15.5
Fuel Heater Campaign Accrual
Quality issues were identified with a particular application of a fuel heater that primarily impacted one customer, resulting in a recall campaign. A total of $24.2 million was accrued for this campaign during the years ended December 31, 2020 and 2019. The remaining accrual balance at September 30, 2023 was $3.1 million all of which is included in current portion of accrued product warranty on Atmus’s Condensed Consolidated Balance Sheet.
NOTE 9. DEBT AND BORROWING ARRANGEMENTS
Atmus entered into the Credit Agreement with Cummins and a syndicate of banks, providing for a "term loan” and a revolving credit facility, in anticipation of the Separation. Borrowings under the Credit Agreement did not become available under the Credit Agreement until the IPO occurred. The facilities covered by the Credit Agreement will mature on September 30, 2027.
Upon completion of the IPO, we borrowed $650 million under the Credit Agreement, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’s net leverage ratio. As of September 30, 2023, $600 million has been drawn on the term loan and no amount was drawn on the revolving credit facility. These amounts are included within Long-term debt and Current maturities of long-term debt on the Balance Sheet. As of September 30, 2023, Atmus’s fair value of Long-term debt was approximately $600 million, which was derived from Level 2 input measures.
Our credit lines available as of September 30, 2023 and December 31, 2022 include:

	As of September 30, 2023		As of December 31, 2022
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(1)	$600.0	$600.0	—	—
Revolving credit facility September 30, 2027(1)	400.0	—	—	—
(1)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At September 30, 2023, Atmus complied with all financial covenants. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$7.5	$22.5	$30.0	$540.0	$—	$—	$600.0
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to lawsuits and claims arising out of the ordinary course of its business. While the Company cannot predict with certainty the outcome, costs recognized with respect to such actions were not material during the three months ended September 30, 2023. The Company does not have any currently pending claims or litigation that the Company believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.
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
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in Accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2023 and September 30, 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(58.8)	$(59.6)	$(56.7)	$(40.1)
Currency translation adjustments	(6.9)	(11.5)	(9.0)	(31.0)
Other comprehensive loss, net	(6.9)	(11.5)	(9.0)	(31.0)
Balance at end of period	(65.7)	(71.1)	(65.7)	(71.1)
Pensions and other benefit plans:
Balance at beginning of period	$0.9	$(1.5)	$0.9	$(1.5)
Change in pensions and other benefit plans	0.8	—	0.8	—
Other comprehensive income (loss), net	0.8	—	0.8	—
Balance at end of period	1.7	(1.5)	1.7	(1.5)
Accumulated other comprehensive loss:
Balance at beginning of period	$(57.9)	$(61.1)	$(55.8)	$(41.6)
Total other comprehensive loss, net	(6.1)	(11.5)	(8.2)	(31.0)
Balance at end of period	$(64.0)	$(72.6)	$(64.0)	$(72.6)
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
The Company entered into the Separation Agreement and TSA with Cummins, among other transaction agreements, all of which will govern the parties relationship following the IPO. This includes services provided by Cummins to the Company for a fixed term on a service-by-service basis. We will pay Cummins mutually agreed-upon fees for the services provided under the TSA.
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
The corporate costs reflected in the Condensed Consolidated Financial Statements consist of direct charges to the business and indirect allocations to Atmus. The costs that were directly charged to Atmus, such as the shared services for finance provided by Cummins Business Services, were primarily determined based on actual usage.
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
Total corporate costs allocated to Atmus were zero and $13.7 million for the three and nine months ended September 30, 2023, respectively, compared with $9.7 million and $36.4 million for the three and nine months ended September 30, 2022, respectively. Allocated corporate costs are included in Net sales, Cost of sales, Selling, general and administrative expenses, Research, development and engineering expenses and Other income, net. Post-IPO, Atmus has and will continue to incur its own corporate costs associated with being a standalone publicly traded company.
Related Party Balances
Atmus had trade receivables of $45.1 million and $52.0 million for products sold to, and accounts payable of $59.9 million and $57.6 million for products and services purchased in the ordinary course from Cummins as of September 30, 2023 and December 31, 2022, respectively. Atmus’s sales to Cummins were $71.7 million and $221.1 million for the three and nine months ended September 30, 2023, respectively, compared to $78.6 million and $227.0 million for the three and nine months ended September 30, 2022, respectively.
NOTE 13. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net income	$37.6	$50.4	$136.5	$134.4
Weighted-average shares for basic EPS	83.3	83.3	83.3	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.1	—	0.1	—
Weighted-average shares for diluted EPS	83.4	83.3	83.4	83.3
Basic earnings per share	$0.45	$0.61	$1.64	$1.61
Diluted earnings per share	$0.45	$0.61	$1.64	$1.61
Basic and diluted earnings per share for the three and nine months ended September 30, 2022 was calculated using the shares of common stock that were issued and outstanding as of the completion of the IPO. For the periods prior to the IPO, it is assumed that there were no dilutive equity instruments as there were no equity awards of Atmus outstanding prior to the IPO. Post-IPO, there were no anti-dilutive shares.

NOTE 14. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	September 30, 2023	December 31, 2022
	(in millions)
Operating lease assets(1)	$26.2	$32.4
Deferred income taxes	10.0	14.3
Long-term receivables	3.0	3.1
Other	8.1	7.2
Other assets	$47.3	$57.0
Other accrued expenses included the following:

	September 30, 2023	December 31, 2022
	(in millions)
Marketing accruals	$41.2	$47.3
Other taxes payables	12.1	7.5
Income taxes payable	11.2	6.0
Current portion of operating lease liabilities(1)	7.2	9.0
Current portion of finance lease liabilities	0.3	0.4
Other	10.7	8.8
Other accrued expenses	$82.7	$79.0
Other liabilities included the following:

	September 30, 2023	December 31, 2022
	(in millions)
Long-term portion of operating lease liabilities(1)	$19.7	$23.2
Deferred income taxes	5.3	7.3
Long-term income taxes(1)	—	29.8
Other long-term liabilities	9.4	10.9
Other liabilities	$34.4	$71.2
(1)Balances at December 31, 2022 included an unrecognized tax liability for FIN48 reserves and leased assets and related depreciation, which have been retained by Cummins upon completion of Atmus’s IPO and are no longer included on Atmus’s Condensed Consolidated Balance Sheets at September 30, 2023. See Note 1, Description of the Business, and in Note 2, Basis of Presentation for more information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
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
•changes in taxation;
•exposure to potential security breaches or other disruptions to our information technology environment and data security;
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

General Overview
Company Overview
We are one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. We design and manufacture advanced filtration products, principally under the Fleetguard brand, that enable lower emissions and provide superior asset protection. We estimate that approximately 16% of our net sales in 2022 and 19% of our sales in the first nine months of 2023 were generated through first-fit sales to original equipment manufacturers (“OEM”s), where our products are installed as components for new vehicles and equipment, and the balance was generated in the aftermarket, where our products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on our more than 65-year history, we continue to grow and differentiate ourselves through our global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
Separation from Cummins
In April 2022, Cummins Inc. (“Cummins”) announced its intention to separate its filtration business (the “Filtration Business”) into a standalone publicly traded company (the “Separation”). We were incorporated in Delaware on April 1, 2022, as a wholly-owned subsidiary of Cummins, in anticipation of the Separation, and prior to the completion of our initial public offering (the “IPO”), Cummins completed, in all material respects, the transfer of the assets and liabilities of the Filtration Business to us and our subsidiaries.
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
On September 30, 2022, and as amended on February 15, 2023, Atmus entered into a $1.0 billion credit agreement (“Credit Agreement”) with Cummins and a syndicate of banks, providing for a $600 million term loan facility (the “term loan”) and a $400 million revolving credit facility (the “revolving credit facility”), in anticipation of the Separation. Borrowings under the Credit Agreement did not become available until the IPO occurred. Upon completion of the IPO, we borrowed $650 million, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
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
Basis of Presentation
For the periods prior to the IPO, the discussion below relates to the financial position and results of operations of a combination of entities under common control that have been “carved out” of Cummins’ historical combined financial statements and accounting records. The historical combined financial statements reflect our historical financial position, results of operations and cash flows, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Refer to Note 2, Basis of Presentation, to the Condensed Consolidated Financial Statements included elsewhere in this report for additional information.
For the period subsequent to May 26, 2023, as a standalone public company, we present our financial statements on a consolidated basis. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.

Factors Affecting Our Performance
Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions. Our revenues may also be impacted by OEM inventory levels, production schedules, commodity prices, work stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency exchange rate changes, political and economic uncertainty, public health crises (epidemics or pandemics) and regulatory matters, including adoption and enforcement of environmental and emission standards in the countries we serve. Some of the more important factors affecting our performance are briefly discussed below.
Market demand
Aftermarket demand slowed slightly during the third quarter of 2023 across many of our end markets and we anticipate the slowdown to continue in these markets in the fourth quarter of 2023 due to an anticipated decline in global economic activity, and continued normalization of supply chain backlogs and inventory levels. The market for our first-fit products remained strong in the third quarter of 2023, primarily as a result of strong demand for vehicles due to ongoing strong order books at most of our OEM customers. We have continued to increase prices as a result of significant increases in our cost base in 2022, which has contributed to higher net sales in the nine months ended September 30, 2023.
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
Commodity prices, labor, inflation and foreign currency exchange rates
We continue to experience generally high inflation, though it has moderated in the first three quarters of 2023. Direct material cost pressures, driven largely by steel, resin and other petrochemical products, have stabilized somewhat, but we continue to see impacts from labor and energy. Collectively, these pressures have driven an increase in cost of sales. To mitigate these pressures, we instituted pricing actions, which have largely offset these cost increases.
During the third quarter of 2023, our Selling, general and administrative expenses increased as a result of costs related to the Separation, inefficiencies due to delays in the execution of our IPO and increased variable compensation costs.
The appreciation of the U.S. dollar against foreign currencies in 2022 had a negative impact on our consolidated results of operations due to translation impacts, which have continued to negatively impact our results of operations in the first three quarters of 2023. While we did see a slightly favorable impact on our results of operations in the third quarter, the overall negative impact on the year may continue through the remainder of 2023.
Standalone costs
We have incurred, and expect to continue to incur, additional costs associated with becoming a standalone public company. During the three months ended September 30, 2023, we incurred approximately $7.4 million of one-time expenses including $3.9 million within Cost of sales and $3.5 million within Selling, general and administrative expenses. We expect to incur one-time expenses of approximately $30 million to $50 million between December 31, 2022 and December 31, 2024. In addition, we expect to incur capital expenditures in connection with the Separation of approximately $20 million to $40 million between December 31, 2022 and December 31, 2024. The actual amount of the one-time expenses and capital expenditures we will incur as a stand-alone public company may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers, as well as additional costs we may incur that we have not currently anticipated. Additionally, the actual timing of when we incur these incremental expenses may be different, perhaps significantly, from our current estimates for a number of reasons, including, among others, unforeseen events that may cause delays or interruptions in our plans or our service providers’ ability to provide their services.
Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Amount	%
	(in millions)
NET SALES	$396.2	$401.2	$(5.0)	(1.2)%
Cost of sales	293.3	301.5	8.2	2.7%
GROSS MARGIN	102.9	99.7	3.2	3.2%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	41.3	32.3	(9.0)	(27.9)%
Research, development and engineering expenses	11.1	9.8	(1.3)	(13.3)%
Equity, royalty and interest income from investees	8.1	7.3	0.8	11.0%
Other operating income, net	(0.2)	—	0.2	—%
OPERATING INCOME	58.8	64.9	(6.1)	(9.4)%
Interest expense	11.0	0.3	(10.7)	(3,566.7)%
Other income, net	1.1	—	1.1	—%
INCOME BEFORE INCOME TAXES	48.9	64.6	(15.7)	(24.3)%
Income tax expense	11.3	14.2	2.9	20.4%
NET INCOME	$37.6	$50.4	$(12.8)	(25.4)%
PER SHARE DATA:
Basic earnings per share	$0.45	$0.61	$(0.16)	(26.2)%
Diluted earnings per share	$0.45	$0.61	$(0.16)	(26.2)%

	Three Months Ended September 30,		Favorable (Unfavorable)
Percent of Net sales	2023	2022	Percentage Points
Gross margin	26.0%	24.9%	1.1
Selling, general and administrative expenses	10.4%	8.1%	(2.3)
Research, development and engineering expenses	2.8%	2.4%	(0.4)
Net Sales
Net sales were $396.2 million (which included related party sales of $86.9 million) for the three months ended September 30, 2023, a decrease of $5.0 million compared to $401.2 million (which included related party sales of $90.1 million) for the three months ended September 30, 2022. Of the total Net sales decrease of $5.0 million, $3.2 million was a decrease of related party sales and $1.8 million was a decrease in external sales. Additionally, revenues were negatively impacted by lower volumes of approximately $25.3 million, partially offset by $17.0 million due to increased pricing and the favorable impacts of currency of $3.3 million.
Gross Margin
Gross margin was $102.9 million for the three months ended September 30, 2023, an increase of $3.2 million compared to $99.7 million for the three months ended September 30, 2022. The increase in Gross margin was mainly due to approximately $17.0 million of favorable pricing as described above and $15.8 million of favorable freight and commodities costs, partially offset by $13.4 million of unfavorable manufacturing and other costs, $8.8 million due to lower volumes, $4.0 million of increased variable compensation costs and $3.8 million of one-time separation costs. Gross margin as a percentage of Net sales was 26.0% for the three months ended September 30, 2023, an increase of 1.1% compared to 24.9% for the three months ended September 30, 2022. The increase in Gross margin as a percentage of Net sales was primarily due to items noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $41.3 million for the three months ended September 30, 2023, an increase of $9.0 million compared to $32.3 million for the three months ended September 30, 2022. The increase was primarily driven by costs related to the Separation and increased variable compensation costs. Selling, general and administrative expenses as a percentage of Net sales were 10.4% for the three months ended September 30, 2023, an increase of 2.3% compared to 8.1% for the three months ended September 30, 2022. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $11.1 million for the three months ended September 30, 2023, an increase of $1.3 million compared to $9.8 million for the three months ended September 30, 2022. The increase was primarily due to increased variable compensation costs. Research, development and engineering expenses as a percentage of Net sales were 2.8% for the three months ended September 30, 2023, an increase of 0.4% compared to 2.4% for the three months ended September 30, 2022. The increase in Research, development and engineering expenses as a percentage of Net sales was mainly due to the items noted above.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees were $8.1 million for the three months ended September 30, 2023, an increase of $0.8 million compared to $7.3 million for the three months ended September 30, 2022. The increase was primarily due to higher earnings of $0.7 million from our joint ventures in China and India.
Interest Expense
Interest expense was $11.0 million for the three months ended September 30, 2023, an increase of $10.7 million compared to $0.3 million for the three months ended September 30, 2022. The increase was primarily due to the interest on our borrowings under the Credit Agreement in 2023.
Other Income, Net
Other income, net was $1.1 million for the three months ended September 30, 2023, an increase of $1.1 million compared to zero for the three months ended September 30, 2022. The increase in Other income, net was primarily due to higher interest income.
Income Tax Expense
In connection with the Separation, the Company entered into a Tax Matters Agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the three months ended September 30, 2023 was 23.1%, an increase of 1.1% compared to 22.0% for the three months ended September 30, 2022. The increase in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions partially offset by a change in discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Amount	%
	(in millions)
NET SALES	$1,228.4	$1,176.9	$51.5	4.4%
Cost of sales	901.3	900.4	(0.9)	(0.1)%
GROSS MARGIN	327.1	276.5	50.6	18.3%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	126.4	97.3	(29.1)	(29.9)%
Research, development and engineering expenses	33.2	29.7	(3.5)	(11.8)%
Equity, royalty and interest income from investees	24.8	21.5	3.3	15.3%
Other operating expense, net	0.1	3.6	3.5	97.2%
OPERATING INCOME	192.2	167.4	24.8	14.8%
Interest expense	15.2	0.6	(14.6)	(2,433.3)%
Other income, net	2.2	3.9	(1.7)	(43.6)%
INCOME BEFORE INCOME TAXES	179.2	170.7	8.5	5.0%
Income tax expense	42.7	36.3	(6.4)	(17.6)%
NET INCOME	$136.5	$134.4	$2.1	1.6%
PER SHARE DATA:
Basic earnings per share	$1.64	$1.61	$0.03	1.9%
Diluted earnings per share	$1.64	$1.61	$0.03	1.9%

	For the Nine Months Ended September 30,		Favorable (Unfavorable)
Percent of Net sales	2023	2022	Percentage Points
Gross margin	26.6%	23.5%	3.1
Selling, general and administrative expenses	10.3%	8.3%	(2.0)
Research, development and engineering expenses	2.7%	2.5%	(0.2)
Net Sales
Net sales were $1,228.4 million (which included related party sales of $263.2 million) for the nine months ended September 30, 2023, an increase of $51.5 million compared to $1,176.9 million (which included related party sales of $260.1 million) for the nine months ended September 30, 2022. Of the total Net sales increase of $51.5 million, $48.4 million was an increase in external sales and $3.1 million was an increase of related party sales. Additionally, sales increased by approximately $85.3 million due to increased pricing, partially offset by lower volumes of $25.9 million and the negative impacts of currency of $7.9 million.
Gross Margin
Gross margin was $327.1 million for the nine months ended September 30, 2023, an increase of $50.6 million compared to $276.5 million for the nine months ended September 30, 2022. The increase in Gross margin was mainly due to approximately $85.3 million of favorable pricing as described above and approximately $29.1 million of favorable freight and commodities costs, partially offset by $28.7 million of unfavorable manufacturing and other costs, $11.9 million of increased variable compensation costs, $9.1 million due to lower volumes, $7.3 million of one-time separation costs and $6.5 million of unfavorable currency impacts. Gross margin as a percentage of Net sales was 26.6% for the nine months ended September 30, 2023, an increase of 3.1% compared to 23.5% for the nine months ended September 30, 2022. The increase in Gross margin as a percentage of Net sales was primarily due to the items noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $126.4 million for the nine months ended September 30, 2023, an increase of $29.1 million compared to $97.3 million for the nine months ended September 30, 2022. The increase was primarily driven by costs related to the Separation, inefficiencies due to delays in the execution of our IPO and increased variable compensation costs. Selling, general and administrative expenses as a percentage of Net sales were 10.3% for the nine months ended September 30, 2023, an increase of 2.0% compared to 8.3% for the nine months ended September 30, 2022. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $33.2 million for the nine months ended September 30, 2023, an increase of $3.5 million compared to $29.7 million for the nine months ended September 30, 2022. The increase was primarily due to increased variable compensation costs. Research, development and engineering expenses as a percentage of Net sales were 2.7% for the nine months ended September 30, 2023, an increase of 0.2% compared to 2.5% for the nine months ended September 30, 2022. The increase in Research, development and engineering expenses as a percentage of Net sales was mainly due to the items noted above.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees were $24.8 million for the nine months ended September 30, 2023, an increase of $3.3 million compared to $21.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher earnings of $2.9 million from our joint ventures in China and India.
Other Operating Expense, Net
Other operating expense, net was $0.1 million for the nine months ended September 30, 2023, a decrease of $3.5 million compared to $3.6 million for the nine months ended September 30, 2022. The decrease was primarily due to prior year asset write-offs related to a discontinued program and the establishment of reserves against accounts receivable from Russian customers in 2022 that did not recur.
Interest Expense
Interest expense was $15.2 million for the nine months ended September 30, 2023, an increase of $14.6 million compared to $0.6 million for the nine months ended September 30, 2022. The increase was primarily due to the interest on our borrowings under the Credit Agreement in 2023.
Other Income, Net
Other income, net was $2.2 million for the nine months ended September 30, 2023, a decrease of $1.7 million compared to $3.9 million for the nine months ended September 30, 2022. The decrease in Other income, net was primarily due to the net loss on foreign exchange rate hedging, partially offset by higher interest income.
Income Tax Expense
In connection with the Separation, the Company entered into a Tax Matters Agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the nine months ended September 30, 2023 was 23.8%, an increase of 2.5% compared to 21.3% for the nine months ended September 30, 2022. The increase in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions partially offset by a change in discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total availability, which includes the $600 million term loan and the $400 million revolving credit facility. As of September 30, 2023, we have borrowed $600 million on the term loan and zero on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $400.0 million as of September 30, 2023.
We believe that cash from operations and the facilities under our Credit Agreement will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.
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
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We have the ability to access the capital markets following the IPO, and we continue to generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$147.3	$87.9
Net cash used in investing activities	(29.6)	(22.4)
Net cash provided by (used in) financing activities	21.1	(65.5)
Operating Cash Flow
Net cash provided by operating activities was $147.3 million for the nine months ended September 30, 2023, an increase of $59.4 million compared to Net cash provided by operating activities of $87.9 million for the nine months ended September 30, 2022. The increase was driven primarily by lower working capital requirements of $48.3 million, a favorable change in other liabilities of $7.7 million and an increase in Net income of $2.1 million. During the nine months ended September 30, 2023, lower working capital requirements resulted in a cash inflow of $2.0 million compared to a cash outflow of $46.3 million for the nine months ended September 30, 2022, mainly due to lower inventories, higher other accrued expenses and lower trade receivables, partially offset by lower related party and trade payables.
Dividends received from our unconsolidated equity investees were $17.3 million and $13.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Dividends are typically paid in the second through the fourth quarters and are included in Net cash provided by operating activities.
Investing Cash Flow
Net cash used in investing activities for the nine months ended September 30, 2023 and September 30, 2022 was primarily used for capital expenditures. Our capital expenditures were $29.6 million (of which approximately $4.8 million related to one-time separation costs) and $22.4 million for the nine months ended

September 30, 2023 and September 30, 2022, respectively, corresponding to approximately 2.4% of Net sales for the nine months ended September 30, 2023 and approximately 1.9% of Net sales for the nine months ended September 30, 2022.
Financing Cash Flow
Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of long-term debt proceeds from our borrowings of $650 million under our Credit Agreement, partially offset by net transfers of $580.3 million to Cummins as part of the Separation and $50 million in payments made on our revolving credit facility. Net cash used in financing activities for the nine months ended September 30, 2022 consisted entirely of transfers to Cummins. Net cash provided by financing activities for the nine months ended September 30, 2023 was $21.1 million and Net cash used in financing activities for the nine months ended September 30, 2022 was $65.5 million.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the historical combined financial statements included in the IPO Prospectus and to the revised financial statements for the years ended December 31, 2022, 2021 and 2020 as filed with the Commission on August 8, 2023 on Form 8-K, which provides a summary of our future minimum lease payments.
Debt
Our total debt was $600.0 million at September 30, 2023 and zero at December 31, 2022. At September 30, 2023, the weighted-average term of our outstanding long-term debt was 4.2 years. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.
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
The metrics defined above are not in accordance with, or alternatives for, U.S. GAAP financial measures and may not be consistent with measures used by other companies. The metrics should be considered supplemental data; however, the amounts included in the EBITDA, EBITDA margin, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted earnings per share, Free cash flow and Adjusted free cash flow calculations are derived from amounts included in the consolidated statements of net income and cash flows. We do not consider our non-GAAP financial measures as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are:
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

A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
NET INCOME	$37.6	$50.4	$136.5	$134.4
Plus:
Interest expense	11.0	0.3	15.2	0.6
Income tax expense	11.3	14.2	42.7	36.3
Depreciation and amortization	5.2	5.3	16.1	16.1
EBITDA (non-GAAP)	$65.1	$70.2	$210.5	$187.4
Plus:
One-time separation costs(a)	$7.4	$1.5	$20.4	$2.5
Adjusted EBITDA (non-GAAP)	$72.5	$71.7	$230.9	$189.9
Net sales	$396.2	$401.2	$1,228.4	$1,176.9
Net income margin	9.5%	12.6%	11.1%	11.4%
EBITDA margin (non-GAAP)	16.4%	17.5%	17.1%	15.9%
Adjusted EBITDA margin (non-GAAP)	18.3%	17.9%	18.8%	16.1%
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing and Human Resources separation costs.
A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(per share)
Diluted earnings per share	$0.45	$0.61	$1.64	$1.61
Plus:
One-time separation costs(a)	$0.09	$0.02	$0.24	$0.04
Less:
Tax impact of one-time separation costs(a)	$0.02	$0.01	$0.06	$0.01
Adjusted earnings per share	$0.52	$0.62	$1.82	$1.64
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months ended September 30, 2023 and 2022 were $1.7 million and $0.3 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $4.8 million and $0.5 million, respectively.
A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Cash provided by operating activities	$58.3	$48.2	$147.3	$87.9
Less:
Capital expenditures	$10.5	$5.9	$29.6	$22.4
Free cash flow	$47.8	$42.3	$117.7	$65.5
Plus:
One-time separation capital expenditures	$2.2	$—	$4.8	$—
Adjusted free cash flow	$50.0	$42.3	$122.5	$65.5

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of our financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 3, Summary of Significant Accounting Policies, to our historical combined financial statements in the IPO Prospectus, our Form 8-K as filed with the Commission on August 8, 2023 and Note 3, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements. Our significant accounting estimates are described in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our IPO Prospectus and in our Form 8-K as filed with the Commission on August 8, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income and financial condition are exposed to movements in foreign currency exchange rates. This risk is closely monitored and managed through the use of financial derivative instruments. Financial derivatives are used by Atmus expressly for hedging purposes and under no circumstances are they used for speculative purposes. Substantially all of Atmus’s derivative contracts are subject to master netting arrangements, which provide the option to settle certain contracts on a net basis when they settle on the same day with the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.
To minimize the income volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than the functional currency, Atmus enters into foreign currency forward contracts, which are considered economic hedges and are not designated as hedges for accounting purposes. The objective is to offset the gain or loss from remeasurement with the gain or loss from the fair market valuation of the forward contract.
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would not have a material impact on the unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2023 and September 30, 2022. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
Our interest rate risk relates primarily to our $600 million term loan facility and our five-year $400 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at September 30, 2023, a 0.125% change in SOFR would have a $0.8 million annual impact on interest expense. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for further information.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023, due to the material weakness in internal control over financial reporting described below.
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
Remediation Plans
We are committed to maintaining a strong internal control environment. Our management, with oversight from our Audit Committee, is in the process of taking steps to remediate the material weakness. During the second quarter of 2023, we designed and implemented a new control activity to manually review sub-ledger activity to ensure intercompany activity is appropriately eliminated and to appropriately account for related party balances. Management believes the new control activity is designed appropriately to address the material weakness that we have identified. The material weakness cannot be considered remediated until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Repurchase of Equity by the Company
None.
Item 5. Other Information
10b5-1 Trading Arrangements
During the third quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Registration S-K).
2024 Annual Meeting of Shareholders
A shareholder who intends to present a proposal at the 2024 annual meeting of shareholders and who wishes the proposal to be included in our proxy materials for that meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must submit the proposal in writing to the Corporate Secretary at the address of the principal executive offices of the Company:
Corporate Secretary
Atmus Filtration Technologies Inc.
26 Century Boulevard
Nashville, TN 37214
The proposal must be received by the Company no later than Friday, November 17, 2023 and must satisfy all applicable requirements of Rule 14a-8.
With respect to shareholder nominees for director election at the 2024 annual meeting and shareholder proposals for consideration at the 2024 annual meeting that are not submitted for inclusion in our proxy materials under Rule 14a-8, written notice of nominations and proposals must be provided by the shareholder proponent to the Company in accordance with our bylaws. The proponent’s notice must be delivered in writing to our Corporate Secretary not later than the close of business on the 10th day following the date of the first public disclosure of the date of such meeting and such notice must comply with all applicable provisions of our bylaws.
In addition to satisfying the requirements under our bylaws, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act, which notice must be postmarked or transmitted electronically to the Corporate Secretary at the Company’s principal executive office (see above) by the later of 60 calendar days prior to our first annual meeting or the 10th calendar day following the day on which public announcement of the date of our first annual meeting is first made.
A copy of our bylaws is available on our website at https://www.atmus.com/governance-documents or may be obtained free of charge on written request to the Corporate Secretary at the address of the principal executive office of the Company (see above).
The Company is interpreting the 2023 annual meeting of shareholders notice provision in its bylaws as applying to the Company’s first annual meeting as a public company.
The 2024 annual meeting of shareholders will be the Company’s first annual meeting as a public company and the Company will announce the date of this meeting in its forthcoming public disclosures.

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

*
Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE DISHER	By:	/s/ JACK M. KIENZLER
Stephanie Disher		Jack M. Kienzler
Chief Executive Officer		Chief Financial Officer and Chief Accounting Officer
(Principal Executive Officer)		(Principal Financial Officer)
November 3, 2023		November 3, 2023