Form 10-Q
period 2024-03-31
Atmus Filtration Technologies Inc.
filed 2024-05-03
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 30, 2024, there were 83,355,930 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
NET SALES(a)	$426.6	$418.6
Cost of sales	314.8	308.8
GROSS MARGIN	111.8	109.8
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	43.3	39.1
Research, development and engineering expenses	10.1	9.8
Equity, royalty and interest income from investees	10.4	8.4
Other operating expense, net	0.2	0.1
OPERATING INCOME	68.6	69.2
Interest expense	10.5	—
Other income (expense), net	0.2	(0.1)
INCOME BEFORE INCOME TAXES	58.3	69.1
Income tax expense	12.8	16.4
NET INCOME	$45.5	$52.7
PER SHARE DATA:
Weighted-average shares for basic EPS	83.3	83.3
Weighted-average shares for diluted EPS	83.6	83.3

Basic earnings per share	$0.55	$0.63
Diluted earnings per share	$0.54	$0.63
(a)Includes sales to related parties of $82.3 million for the three months ended March 31, 2024 compared with $89.1 million for the three months ended March 31, 2023.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
NET INCOME	$45.5	$52.7
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6.8)	0.9
Total other comprehensive (loss) income, net of tax	(6.8)	0.9
COMPREHENSIVE INCOME	$38.7	$53.6
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$149.2	$168.0
Accounts and notes receivable, net	262.2	246.8
Inventories	256.9	250.0
Prepaid expenses and other current assets	31.1	28.2
Total current assets	699.4	693.0
Property, plant and equipment, net	181.2	174.6
Investments and advances related to equity method investees	83.4	84.8
Goodwill	84.7	84.7
Other assets	55.5	51.5
TOTAL ASSETS	$1,104.2	$1,088.6
LIABILITIES
Accounts payable	$236.5	$236.6
Accrued compensation, benefits and retirement costs	17.8	41.8
Current portion of accrued product warranty	6.1	5.4
Current maturities of long-term debt	11.2	7.5
Other accrued expenses	77.8	83.7
Total current liabilities	349.4	375.0
Long-term debt	588.8	592.5
Accrued product warranty	9.7	8.6
Other liabilities	34.5	31.8
TOTAL LIABILITIES	982.4	1,007.9
Commitments and contingencies (Note 10)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized and 83,355,930 shares issued and outstanding as of March 31, 2024)	—	—
Additional paid-in capital	52.1	49.7
Retained earnings	132.7	87.2
Accumulated other comprehensive loss	(63.0)	(56.2)
TOTAL EQUITY	121.8	80.7
TOTAL LIABILITIES AND EQUITY	$1,104.2	$1,088.6
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$45.5	$52.7
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	5.4	5.4
Deferred income taxes	0.1	3.5
Equity in income of investees, net of dividends	0.8	(6.8)
Foreign currency remeasurement and transaction exposure	1.1	(1.6)
Changes in current assets and liabilities:
Trade and other receivables	(18.2)	(4.6)
Inventories	(9.6)	(9.7)
Prepaid expenses and other current assets	(3.2)	(1.1)
Accounts payable	0.3	3.9
Other accrued expenses	(28.4)	(1.5)
Changes in other liabilities	3.3	4.9
Other, net	(5.3)	(2.3)
Net cash (used in) provided by operating activities	(8.2)	42.8
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(10.6)	(6.4)
Net cash used in investing activities	(10.6)	(6.4)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net transfers to Parent	—	(36.4)
Net cash provided by (used in) financing activities	—	(36.4)
Net decrease in cash and cash equivalents	(18.8)	—
Cash and cash equivalents at beginning of period	168.0	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149.2	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Non-cash Capital expenditures	$2.6	$2.8
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Net Parent Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2024
Balances at January 01, 2024	$—	$—	$49.7	$87.2	$(56.2)	$80.7
Net income	—	—	—	45.5	—	45.5
Other comprehensive loss, net of tax	—	—	—	—	(6.8)	(6.8)
Share-based awards	—	—	2.4	—	—	2.4
Balances at March 31, 2024	$—	$—	$52.1	$132.7	$(63.0)	$121.8
Three Months Ended March 31, 2023
Balances at January 01, 2023	$—	$511.4	$—	$—	$(55.8)	$455.6
Net income	—	52.7	—	—	—	52.7
Other comprehensive income, net of tax	—	—	—	—	0.9	0.9
Net transfers to Parent	—	(36.4)	—	—	—	(36.4)
Balances at March 31, 2023	$—	$527.7	$—	$—	$(54.9)	$472.8
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF THE BUSINESS
Atmus Filtration Technologies Inc. (“Atmus” or the “Company”) is one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. Atmus designs and manufactures advanced filtration products, principally under the Fleetguard brand, that provide superior asset protection and enable lower emissions. Atmus estimates that approximately 19% of its net sales in 2023 were generated through first-fit sales to OEMs, where its products are installed as components for new vehicles and equipment. Atmus estimate that approximately 81% of its net sales in 2023 were generated in the aftermarket, where its products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on its more than 65-year history, Atmus continues to grow and differentiate itself through its global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
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
On February 14, 2024, Cummins announced an exchange offer whereby Cummins shareholders could exchange all or a portion of Cummins common stock for shares of Atmus common stock owned by Cummins. The divestiture of Atmus shares by Cummins was completed on March 18, 2024 and resulted in the full separation of Atmus and divestiture of Cummins’ entire ownership and voting interest in Atmus (“Full-Separation”).
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
The unaudited financial statements for all periods presented, including the historical results of the Company prior to May 26, 2023, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared pursuant to the rules and regulations of the Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of Atmus’ results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As a standalone entity, the Company will file tax returns on its own behalf, and tax balances and effective income tax rates may differ from the amounts reported in the historical periods. Post IPO, Atmus filed a consolidated Federal income tax return and returns in certain other jurisdictions with Cummins.
Post IPO, Retained earnings began to accumulate and the balance reflected on the Condensed Consolidated Balance Sheets reflects earnings for the period May 26, 2023 through March 31, 2024.
Periods Post Full Separation
Following Full Separation, Cummins will continue to provide certain services to Atmus under the transition services agreement. The transition services agreement relates primarily to administrative services, which are generally to be provided through May 2025. Atmus will continue to pay Cummins mutually agreed upon fees for these services.
Post Full Separation, Cummins is no longer considered a related party and activity post March 18, 2024, between Atmus and Cummins has been treated as arm’s-length transactions.

Atmus files tax returns in all jurisdictions on its own behalf post Full Separation.
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
NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents Atmus’ combined sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
United States	$201.0	$196.2
Other international	225.6	222.4
Total net sales	$426.6	$418.6
Revenue by Product Category
The table below presents Atmus’ combined sales by product category:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Fuel	$187.2	$188.2
Lube	81.2	73.4
Air	71.8	72.1
Other	86.4	84.9
Total net sales	$426.6	$418.6

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Fleetguard Filters Pvt. Ltd.	$7.6	$5.8
Shanghai Fleetguard Filter Co. Ltd	1.1	0.9
Filtrum Fibretechnologies Pvt. Ltd	0.1	0.1
Atmus share of net income	8.8	6.8
Royalty and interest income	1.6	1.6
Equity, royalty and interest income from investees	$10.4	$8.4
NOTE 6. INCOME TAXES
In connection with the Separation, the Company entered into a tax matters agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Atmus’ effective tax rate for the three months ended March 31, 2024, was 22.0%. Atmus’ effective tax rate for the three months ended March 31, 2023, was 23.7%. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions and discrete tax items. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries have enacted legislation that is effective on January 1, 2024. We have evaluated the impact of this legislation based on Atmus’ current global landscape and do not believe it will have a material impact. We will continue to update our analysis and monitor the ongoing legislation throughout the year.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	March 31, 2024	December 31, 2023
	(in millions)
Finished products	$197.3	$179.2
Work-in-process and raw materials	96.4	101.1
Inventories at FIFO cost	293.7	280.3
Excess of FIFO over LIFO	(36.8)	(30.3)
Total inventories	$256.9	$250.0

NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of year	$14.0	$15.5
Provision for base warranties issued	2.2	3.0
Payments made during period	(0.7)	(1.3)
Changes in estimates for pre-existing product warranties	0.3	(0.8)
Balance, end of period	$15.8	$16.4
Warranty liabilities included in Atmus’ Condensed Consolidated Balance Sheets were as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Current portion	$6.1	$5.4
Long-term portion	9.7	8.6
Total	$15.8	$14.0
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
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.1 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of March 31, 2024, $600 million has been drawn on the term loan and no amount was drawn on the revolving credit facility. These amounts are included within Long-term debt and Current maturities of long-term debt on the Balance Sheet. As of March 31, 2024, Atmus’ fair value of Long-term debt was approximately $588 million, which was derived from Level 2 input measures.
Our credit lines available as of March 31, 2024 and December 31, 2023 include:

	As of March 31, 2024		As of December 31, 2023
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(1)	$600.0	$600.0	600.0	600.0
Revolving credit facility September 30, 2027(1)	400.0	—	400.0	—

(1)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At March 31, 2024, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$7.5	$22.5	$30.0	$540.0	$—	$—	$600.0
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to lawsuits and claims arising out of the ordinary course of its business. The Company does not have any currently pending claims or litigation that the Company believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, cash flows, liquidity or capital resources. Atmus carries various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Atmus with respect to these lawsuits, claims and proceedings. While the Company believes it has established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on Atmus’ business, results of operations, financial condition or cash flows.
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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in Accumulated other comprehensive (loss) income by component for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(56.1)	$(56.7)
Currency translation adjustments	(6.8)	0.9
Other comprehensive (loss) income, net	(6.8)	0.9
Balance at end of period	(62.9)	(55.8)
Pensions and other benefit plans:
Balance at beginning of period	$(0.1)	$0.9
Change in pensions and other benefit plans	—	—
Tax (expense)/benefit	—	—
Other comprehensive income (loss), net	—	—
Balance at end of period	(0.1)	0.9
Accumulated other comprehensive loss:
Balance at beginning of period	$(56.2)	$(55.8)
Total other comprehensive (loss) income, net	(6.8)	0.9
Balance at end of period	$(63.0)	$(54.9)
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
The Company entered into the separation agreement and transition services agreement with Cummins, among other transaction agreements, all of which will govern the parties relationship following the IPO and full separation. This includes services provided by Cummins to the Company for a fixed term on a service-by-service basis. We will pay Cummins mutually agreed-upon fees for the services provided under the transition services agreement.
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

Indirect allocations are related to shared services and infrastructure provided by Cummins that would benefit Atmus but were not directly charged to Atmus in a manner discussed above. These corporate costs were allocated to Atmus using methods management believes are consistent and reasonable. The primary allocation factor was third-party revenue; however, other relevant metrics were also utilized based on the nature of the underlying activities. For example, headcount was used as the allocation driver to allocate the human resource departmental costs.
The expenses allocated and directly charged reflect all expenses that Cummins incurred on behalf of the Company. The expenses reflected in the Condensed Consolidated Financial Statements prior to the IPO may not be indicative of the actual expenses that would have been incurred during the period presented if Atmus historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid by Atmus to Cummins in the period in which the cost was recognized in the Condensed Consolidated Statements of Income.
Total corporate costs allocated to Atmus were zero for the three months ended March 31, 2024 compared with $8.2 million for the three months ended March 31, 2023. Allocated corporate costs are included in Net sales, Cost of sales, Selling, general and administrative expenses, Research, development and engineering expenses and Other income, net. Post-IPO, Atmus has and will continue to incur its own corporate costs associated with being a standalone publicly traded company.
Related Party Balances
Following the full separation and as of March 31, 2024, Cummins is no longer considered a related party. Atmus had trade receivables of $37.9 million for products sold to, and accounts payable of $54.8 million for products and services purchased in the ordinary course from Cummins as of December 31, 2023. Atmus’ sales to Cummins from January 1, 2024 through the date of full separation, March 18, 2024, were $65.4 million compared to $76.7 million for the three months ended March 31, 2023.
NOTE 13. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Net income	$45.5	$52.7
Weighted-average shares for basic EPS	83.3	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.3	—
Weighted-average shares for diluted EPS	83.6	83.3
Basic earnings per share	$0.55	$0.63
Diluted earnings per share	$0.54	$0.63
Basic and diluted earnings per share for the three months ended March 31, 2024 was calculated using the shares of common stock that were issued and outstanding as of the completion of the IPO. For the periods prior to the IPO, it is assumed that there were no dilutive equity instruments as there were no equity awards of Atmus outstanding prior to the IPO. Post-IPO, there were no anti-dilutive shares.

NOTE 14. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	March 31, 2024	December 31, 2023
	(in millions)
Operating lease assets	$28.0	$24.8
Deferred income taxes	14.1	14.2
Long-term receivables	3.0	3.1
Other	10.4	9.4
Other assets	$55.5	$51.5
Other accrued expenses included the following:

	March 31, 2024	December 31, 2023
	(in millions)
Marketing accruals	$36.4	$42.6
Income taxes payable	14.0	10.3
Other taxes payables	8.9	12.7
Current portion of operating lease liabilities	7.3	7.1
Current portion of finance lease liabilities	0.4	0.3
Other	10.8	10.7
Other accrued expenses	$77.8	$83.7
Other liabilities included the following:

	March 31, 2024	December 31, 2023
	(in millions)
Long-term portion of operating lease liabilities	$21.4	$18.5
Deferred income taxes	1.4	1.4
Long-term income taxes	0.2	0.2
Other long-term liabilities	11.5	11.7
Other liabilities	$34.5	$31.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, those that are based on current expectations, estimates and projections about the industries in which we operate and management’s views, plans, objectives, projections, beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may” or words of similar meaning. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, discussions of future operations, impact of planned acquisitions and dispositions, our strategy for growth, product development activities, regulatory approvals, market position, expenditures and the effects of the Full Separation, Separation and IPO (each as defined in Note 1, Description of the Business, to our Condensed Consolidated Financial Statements included herein). These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict. If the underlying assumptions prove correct, or known or unknown risks or uncertainties materialize, our actual outcomes, results and financial condition may differ materially from what is expressed, implied or forecasted in such forward-looking statements. Risks and uncertainties include, but are not limited to:
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
•Foreign currency exchange rate;
•Potential economic downturns that could cause the impairment of recorded goodwill;
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
•Changes in capital and credit markets;
•Substantial indebtedness from Atmus’ term loan, which may impact Atmus' ability to service all its indebtedness and react to changes in the industry; and
•Substantially all Atmus' assets being pledged as security for its term loan and revolving credit facility.

Additional information about these future factors and the material factors or assumptions underlying such forward-looking statements may be found under the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. It is not possible to predict or identify all such factors, and the risks described above should not be considered a complete statement of all potential risks and uncertainties. Readers are urged to consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements made herein are made only as of the date hereof and we undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
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
On February 14, 2024, Cummins announced an exchange offer whereby Cummins shareholders could exchange all or a portion of Cummins common stock for shares of Atmus common stock owned by Cummins. The divestiture of Atmus shares by Cummins was completed on March 18, 2024 and resulted in the full separation of Atmus and divestiture of Cummins’ entire ownership and voting interest in Atmus (“Full Separation”).
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
Market demand
Aftermarket and first-fit demand remained stable during the first quarter of 2024. In 2024, we expect first-fit demand to soften across many of our key markets whereas the aftermarket is expected to recover, particularly in the second half of 2024. We have continued to increase prices as a result of continued inflation and increases to our cost base, which has contributed to higher net sales in the three months ended March 31, 2024.
Supply chain constraints
We continued to encounter supply chain challenges which impact our ability to meet customer demand. While overall supply chain conditions have substantially improved from a year ago, they continue to affect inventory and backlog levels throughout our supply chain. Our management team continues to monitor and evaluate all of these factors and the related impacts on our business and operations and we are diligently working to minimize any supply chain impacts to our business and to our customers.
Commodity prices, labor, inflation and foreign currency exchange rates
We continue to experience generally high inflation in the first quarter of 2024. Direct material cost pressures, driven largely by steel, resin and other petrochemical products, have stabilized, but we continue to see impacts from labor. Collectively, we incurred higher freight and manufacturing costs resulting in an increase in Cost of sales in the first quarter of 2024. To mitigate these pressures, we continued to institute pricing actions into the first quarter of 2024.
During the first quarter of 2024, our Selling, general and administrative expenses increased as a result of increased people-related expenses and consulting.
Additionally, the depreciation of the U.S. dollar against foreign currencies has had and could continue to have a favorable impact on our condensed consolidated results of operations due to translation impacts. Although we did see a slightly favorable impact on our results of operations in the first quarter of 2024, there can be no assurances that this favorable impact will continue throughout 2024.

Standalone costs
We have incurred, and expect to continue to incur, additional costs associated with becoming a standalone public company. During the three months ended March 31, 2024, we incurred approximately $6.0 million of one-time expenses including $3.3 million within Cost of sales and $2.7 million within Selling, general and administrative expenses. We expect to incur one-time expenses of approximately $10 million to $20 million in 2024 in connection with becoming a standalone public company. In addition, we expect to incur capital expenditures in connection with the Separation of approximately $10 million to $20 million in 2024. These expenses and capital expenditures primarily relate to the establishment of functions previously co-mingled with Cummins, such as information technologies, distribution centers and human resources. These expenses and capital expenditures are expected to be substantially complete by the end of 2024 but some expenses and capital expenditures may potentially be incurred in 2025. The actual amount of the expenses and capital expenditures we will incur as a stand-alone public company may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers, as well as additional costs we may incur that we have not currently anticipated. Additionally, the actual timing of when we incur these incremental expenses may be different, perhaps significantly, from our current estimates for a number of reasons, including, among others, unforeseen events that may cause delays or interruptions in our plans or our service providers’ ability to provide their services.
Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	For the Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Amount	%
	(in millions)
NET SALES	$426.6	$418.6	$8.0	1.9%
Cost of sales	314.8	308.8	(6.0)	(1.9)%
GROSS MARGIN	111.8	109.8	2.0	1.8%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	43.3	39.1	(4.2)	(10.7)%
Research, development and engineering expenses	10.1	9.8	(0.3)	(3.1)%
Equity, royalty and interest income from investees	10.4	8.4	2.0	23.8%
Other operating expense, net	0.2	0.1	(0.1)	(100.0)%
OPERATING INCOME	68.6	69.2	(0.6)	(0.9)%
Interest expense	10.5	—	(10.5)	—%
Other income (expense), net	0.2	(0.1)	0.3	(300.0)%
INCOME BEFORE INCOME TAXES	58.3	69.1	(10.8)	(15.6)%
Income tax expense	12.8	16.4	3.6	22.0%
NET INCOME	$45.5	$52.7	$(7.2)	(13.7)%
PER SHARE DATA:
Basic earnings per share	$0.55	$0.63	$(0.09)	(13.7)%
Diluted earnings per share	$0.54	$0.63	$(0.09)	(14.0)%

	For the Three Months Ended March 31,		Favorable (Unfavorable)
Percent of Net sales	2024	2023	Percentage Points
Gross margin	26.2%	26.2%	—
Selling, general and administrative expenses	10.2%	9.3%	(0.9)
Research, development and engineering expenses	2.4%	2.3%	(0.1)

Net Sales
Net sales were $426.6 million for the three months ended March 31, 2024, an increase of $8.0 million compared to $418.6 million for the three months ended March 31, 2023. The increase in Net sales was mainly due to $8.8 million of favorable pricing impacts and the favorable impacts of currency of $1.4 million, partially offset by lower volumes of approximately $2.2 million.
Gross Margin
Gross margin was $111.8 million for the three months ended March 31, 2024, an increase of $2.0 million compared to $109.8 million for the three months ended March 31, 2023. The increase in Gross margin was mainly due to approximately $8.8 million of favorable pricing as described above, $2.4 million of favorable commodities costs and $0.1 million of favorable currency impacts, partially offset by $4.6 million increase in manufacturing and other costs, $2.3 million in one-time separation costs, $1.6 million in unfavorable freight costs and $0.8 million in lower volumes. Gross margin as a percentage of Net sales was 26.2% for the three months ended March 31, 2024 and for the three months ended March 31, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $43.3 million for the three months ended March 31, 2024, an increase of $4.2 million compared to $39.1 million for the three months ended March 31, 2023. The increase was primarily driven by increased people-related expenses and consulting, partially offset by lower one-time separation costs of $0.4 million. Selling, general and administrative expenses as a percentage of Net sales were 10.2% for the three months ended March 31, 2024, an increase of 0.9 percentage points compared to 9.3% for the three months ended March 31, 2023. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $10.1 million for the three months ended March 31, 2024, an increase of $0.3 million compared to $9.8 million for the three months ended March 31, 2023. The increase was primarily due to increased people-related expenses. Research, development and engineering expenses as a percentage of Net sales were 2.4% for the three months ended March 31, 2024, an increase of 0.1 percentage points compared to 2.3% for the three months ended March 31, 2023. The increase in Research, development and engineering expenses as a percentage of Net sales was mainly due to the item noted above.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees were $10.4 million for the three months ended March 31, 2024, an increase of $2.0 million compared to $8.4 million for the three months ended March 31, 2023. The increase was due to higher earnings of $2.0 million from our joint ventures, primarily in India.
Interest Expense
Interest expense was $10.5 million for the three months ended March 31, 2024, an increase of $10.5 million compared to zero for the three months ended March 31, 2023. The increase was primarily due to interest on our borrowings under the Credit Agreement beginning with our IPO in May 2023.
Income Tax Expense
In connection with the Separation, the Company entered into a tax matters agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the three months ended March 31, 2024 was 22.0%, a decrease of 1.7 percentage points compared to 23.7% for the three months ended March 31, 2023. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions and discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total availability, which includes a $600 million term loan and a $400 million revolving credit facility. As of March 31, 2024, we have borrowed $600.0 million on the term loan and zero on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $400.0 million as of March 31, 2024.
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
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We have the ability to access the capital markets and other sources of liquidity which management believes are sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Net cash (used in) provided by operating activities	$(8.2)	$42.8
Net cash used in investing activities	(10.6)	(6.4)
Net cash provided by (used in) financing activities	—	(36.4)
Operating Cash Flow
Net cash used in operating activities was $8.2 million for the three months ended March 31, 2024, a decrease of $51.0 million compared to Net cash provided by operating activities of $42.8 million for the three months ended March 31, 2023. The decrease was driven primarily by higher working capital requirements of $46.1 million and a decrease in Net income of $7.2 million. During the three months ended March 31, 2024, higher working capital requirements resulted in a cash outflow of $59.1 million compared to a cash outflow of $13.0 million for the three months ended March 31, 2023, mainly due to lower other accrued expenses, driven by variable compensation of $23.7 million and one-time working capital inefficiencies associated with the move from intercompany settlement terms with Cummins to standalone practices of $3.3 million, higher trade receivables and lower trade payables.
Dividends received from our unconsolidated equity investees were $9.6 million and zero for the three months ended March 31, 2024 and March 31, 2023, respectively. During the first quarter of 2024, we received a partial dividend from our joint venture in India which is included in Net cash used in operating activities.

Investing Cash Flow
Net cash used in investing activities for the three months ended March 31, 2024 and March 31, 2023 was primarily used for capital expenditures. Our capital expenditures were $10.6 million (of which approximately $2.8 million related to one-time separation costs) and $6.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively, corresponding to approximately 2.5% of Net sales for the three months ended March 31, 2024 and approximately 1.5% of Net sales for the three months ended March 31, 2023.
Financing Cash Flow
Net cash provided by financing activities for the three months ended March 31, 2024 was zero and Net cash used in financing activities for the three months ended March 31, 2023 was $36.4 million. Net cash used in financing activities for the three months ended March 31, 2023 consisted entirely of transfers to Cummins.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the historical consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which provides a summary of our future minimum lease payments.
Debt
Our total debt was $600.0 million at both March 31, 2024 and December 31, 2023. At March 31, 2024, the weighted-average term of our outstanding long-term debt was 3.4 years. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.
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
•“Free cash flow” is defined as cash flows provided by (used for) operating activities less capital expenditures and “Adjusted free cash flow” is defined as Free cash flow after adding back certain one-time capital expenditures and other separation related costs associated with becoming a standalone public company. We believe Free cash flow and Adjusted free cash flow are useful metrics used by management and investors to analyze our ability to service and repay debt and return value to shareholders.
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

A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
NET INCOME	$45.5	$52.7
Plus:
Interest expense	10.5	—
Income tax expense	12.8	16.4
Depreciation and amortization	5.4	5.4
EBITDA (non-GAAP)	$74.2	$74.5
Plus:
One-time separation costs(a)	$6.0	$4.2
Adjusted EBITDA (non-GAAP)	$80.2	$78.7
Net sales	$426.6	$418.6
Net income margin	10.7%	12.6%
EBITDA margin (non-GAAP)	17.4%	17.8%
Adjusted EBITDA margin (non-GAAP)	18.8%	18.8%
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing and Human Resources separation costs.
A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended March 31,
	2024	2023
	(per share)
Diluted earnings per share	$0.54	$0.63
Plus:
One-time separation costs(a)	$0.07	$0.05
Less:
Tax impact of one-time separation costs(a)	$0.01	$0.01
Adjusted earnings per share	$0.60	$0.67
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months ended March 31, 2024 and 2023 were $1.3 million and $1.0 million, respectively.

A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Cash (used in) provided by operating activities	$(8.2)	$42.8
Less:
Capital expenditures	$10.6	$6.4
Free cash flow	$(18.8)	$36.4
Plus:
One-time separation capital expenditures	$2.8	$0.8
Other one-time separation related(a)	3.3	—
Adjusted free cash flow	$(12.7)	$37.2
(a)Primarily comprised of one-time working capital inefficiencies associated with the move from intercompany settlement terms with Cummins to standalone practices.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of our financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 3, Summary of Significant Accounting Policies, to our historical consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. Our significant accounting estimates are described in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would not have a material impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and March 31, 2023. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
Our interest rate risk relates primarily to our $600.0 million term loan facility and our five-year $400.0 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at March 31, 2024, a 0.125% change in SOFR would have a $0.8 million annual impact on interest expense. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for further information.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Repurchase of Equity by the Company
None.
Item 5. Other Information
10b5-1 Trading Arrangements
During the first quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Registration S-K).
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

*
Filed with this Quarterly Report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE J. DISHER	By:	/s/ JACK M. KIENZLER
Stephanie J. Disher		Jack M. Kienzler
Chief Executive Officer		Chief Financial Officer and Chief Accounting Officer
(Principal Executive Officer)		(Principal Financial Officer)
May 3, 2024		May 3, 2024