Form 10-Q
period 2024-06-30
Atmus Filtration Technologies Inc.
filed 2024-08-02
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(615) 514-7339
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At July 31, 2024, there were 83,359,426 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NET SALES(a)	$432.6	$413.6	$859.2	$832.2
Cost of sales	300.7	299.2	615.5	608.0
GROSS MARGIN	131.9	114.4	243.7	224.2
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	49.1	46.0	92.4	85.1
Research, development and engineering expenses	10.4	12.3	20.5	22.1
Equity, royalty and interest income from investees	8.2	8.3	18.6	16.7
Other operating expense, net	0.8	0.2	1.0	0.3
OPERATING INCOME	79.8	64.2	148.4	133.4
Interest expense	10.5	4.2	21.0	4.2
Other income, net	2.6	1.2	2.8	1.1
INCOME BEFORE INCOME TAXES	71.9	61.2	130.2	130.3
Income tax expense	15.7	15.0	28.5	31.4
NET INCOME	$56.2	$46.2	$101.7	$98.9
PER SHARE DATA:
Weighted-average shares for basic EPS	83.4	83.3	83.4	83.3
Weighted-average shares for diluted EPS	83.7	83.3	83.7	83.3

Basic earnings per share	$0.67	$0.55	$1.22	$1.19
Diluted earnings per share	$0.67	$0.55	$1.22	$1.19
(a)Includes sales to related parties of $17.4 million and $99.7 million for the three and six months ended June 30, 2024, respectively, compared with $87.2 million and $176.3 million for the three and six months ended June 30, 2023, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$56.2	$46.2	$101.7	$98.9
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(4.0)	(3.0)	(10.8)	(2.1)
Total other comprehensive loss, net of tax	(4.0)	(3.0)	(10.8)	(2.1)
COMPREHENSIVE INCOME	$52.2	$43.2	$90.9	$96.8
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$160.5	$168.0
Accounts and notes receivable, net	275.8	246.8
Inventories	278.6	250.0
Prepaid expenses and other current assets	39.7	28.2
Total current assets	754.6	693.0
Property, plant and equipment, net	183.6	174.6
Investments and advances related to equity method investees	89.8	84.8
Goodwill	84.7	84.7
Other assets	64.6	51.5
TOTAL ASSETS	$1,177.3	$1,088.6
LIABILITIES
Accounts payable	$240.3	$236.6
Accrued compensation, benefits and retirement costs	24.7	41.8
Current portion of accrued product warranty	5.4	5.4
Current maturities of long-term debt	15.0	7.5
Other accrued expenses	79.7	83.7
Total current liabilities	365.1	375.0
Long-term debt	585.0	592.5
Accrued product warranty	8.5	8.6
Other liabilities	40.6	31.8
TOTAL LIABILITIES	999.2	1,007.9
Commitments and contingencies (Note 10)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized and 83,359,426 shares issued and outstanding as of June 30, 2024)	—	—
Additional paid-in capital	56.2	49.7
Retained earnings	188.9	87.2
Accumulated other comprehensive loss	(67.0)	(56.2)
TOTAL EQUITY	178.1	80.7
TOTAL LIABILITIES AND EQUITY	$1,177.3	$1,088.6
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$101.7	$98.9
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	11.7	10.9
Deferred income taxes	(4.0)	3.7
Equity in income of investees, net of dividends	(5.8)	1.2
Foreign currency remeasurement and transaction exposure	(2.3)	(5.2)
Changes in current assets and liabilities:
Trade and other receivables	(33.8)	(20.1)
Inventories	(32.2)	(9.4)
Prepaid expenses and other current assets	(12.0)	(10.8)
Accounts payable	6.2	1.8
Other accrued expenses	(19.9)	14.8
Changes in other liabilities	7.7	1.6
Other, net	(2.6)	1.6
Net cash provided by operating activities	14.7	89.0
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(22.2)	(19.1)
Net cash used in investing activities	(22.2)	(19.1)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt proceeds	—	650.0
Net transfers to Parent	—	(580.3)
Net cash provided by financing activities	—	69.7
Net (decrease) increase in cash and cash equivalents	(7.5)	139.6
Cash and cash equivalents at beginning of period	168.0	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160.5	$139.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Non-cash settlements with Parent	$—	$29.4
Non-cash Capital expenditures	$(1.1)	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Net Parent Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended June 30, 2024
Balances at April 01, 2024	$—	$—	$52.1	$132.7	$(63.0)	$121.8
Net income	—	—		56.2	—	56.2
Other comprehensive loss, net of tax	—	—	—	—	(4.0)	(4.0)
Share-based awards	—	—	4.1	—	—	4.1
Balances at June 30, 2024	$—	$—	$56.2	$188.9	$(67.0)	$178.1
Six Months Ended June 30, 2024
Balances at January 01, 2024	$—	$—	$49.7	$87.2	$(56.2)	$80.7
Net income	—	—	—	101.7	—	101.7
Other comprehensive loss, net of tax	—	—	—	—	(10.8)	(10.8)
Share-based awards	—	—	6.5	—	—	6.5
Balances at June 30, 2024	$—	$—	$56.2	$188.9	$(67.0)	$178.1
Three Months Ended June 30, 2023
Balances at April 01, 2023	$—	$527.7	$—	$—	$(54.9)	$472.8
Net income	—	31.4	—	14.8	—	46.2
Other comprehensive loss, net of tax	—	—	—	—	(3.0)	(3.0)
Net transfers to Parent	—	(559.1)	44.6	—	—	(514.5)
Balances at June 30, 2023	$—	$—	$44.6	$14.8	$(57.9)	$1.5
Six Months Ended June 30, 2023
Balances at January 01, 2023	$—	$511.4	$—	$—	$(55.8)	$455.6
Net income	—	84.1	—	14.8	—	98.9
Other comprehensive loss, net of tax	—	—	—	—	(2.1)	(2.1)
Net transfers to Parent	—	(595.5)	44.6	—	—	(550.9)
Balances at June 30, 2023	$—	$—	$44.6	$14.8	$(57.9)	$1.5
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF THE BUSINESS
Atmus Filtration Technologies Inc. (“Atmus” or the “Company”) is one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. Atmus designs and manufactures advanced filtration products, principally under the Fleetguard brand, that provide superior asset protection and enable lower emissions. Atmus estimates that approximately 19% of its net sales in 2023 were generated through first-fit sales to OEMs, where its products are installed as components for new vehicles and equipment. Atmus estimates that approximately 81% of its net sales in 2023 were generated in the aftermarket, where its products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on its more than 65-year history, Atmus continues to grow and differentiate itself through its global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
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
On September 30, 2022, and as amended on February 15, 2023, Atmus entered into a $1.0 billion credit agreement (“Credit Agreement”) with a syndicate of banks, providing for a $600 million term loan facility (the “term loan”) and a $400 million revolving credit facility (the “revolving credit facility”), in anticipation of the Separation. Borrowings under the Credit Agreement did not become available until the IPO occurred. The facilities covered by the Credit Agreement will mature on September 30, 2027.
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
As of the IPO Date
In connection with the Separation, Atmus entered into various agreements with Cummins, including a separation agreement. In the separation agreement, there were certain assets and liabilities identified in the schedules, including leases and unrecognized tax liabilities, which were retained by Cummins and were reflected as Net Parent Investment in the Company’s Condensed Consolidated Financial Statements, and those that were transferred to the Company, including additional pension assets, other compensation obligations and certain other assets and liabilities, which were transferred to the Company through Net Parent Investment in the Company’s Condensed Consolidated Financial Statements. These various agreements comprehensively provide a framework for our relationship with Cummins and govern various interim and ongoing relationships between us and Cummins post IPO.
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
Post IPO, Retained earnings began to accumulate and the balance reflected on the Condensed Consolidated Balance Sheets reflects earnings for the period May 26, 2023 through June 30, 2024.
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

Atmus files tax returns in all jurisdictions on its own behalf post Full Separation, and tax balances and effective income tax rates may differ from the amounts reported in the historical periods.
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
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to impact our disclosures with no impact to our results of operations, cash flows or financial condition.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our fiscal year ending December 31, 2025, with early adoption permitted. The guidance does not affect recognition or measurement in our consolidated financial statements. We expect this ASU to impact our disclosures with no impact to our results of operations, cash flows or financial condition.
NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents Atmus’ combined sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
United States	$200.6	$190.8	$401.6	$387.0
Other international	232.0	222.8	457.6	445.2
Total net sales	$432.6	$413.6	$859.2	$832.2
Revenue by Product Category
The table below presents Atmus’ combined sales by product category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Fuel	$185.5	$180.1	$372.7	$368.3
Lube	82.8	78.3	164.0	151.7
Air	74.7	72.8	146.5	144.9
Other	89.6	82.4	176.0	167.3
Total net sales	$432.6	$413.6	$859.2	$832.2

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Fleetguard Filters Pvt. Ltd.	$4.6	$5.0	$12.2	$10.8
Shanghai Fleetguard Filter Co. Ltd	1.9	1.7	3.0	2.6
Filtrum Fibretechnologies Pvt. Ltd	0.1	0.1	0.2	0.2
Atmus share of net income	6.6	6.8	15.4	13.6
Royalty and interest income	1.6	1.5	3.2	3.1
Equity, royalty and interest income from investees	$8.2	$8.3	$18.6	$16.7
NOTE 6. INCOME TAXES
In connection with the Separation, the Company entered into a tax matters agreement with Cummins that, among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Atmus’ effective tax rate for the three and six months ended June 30, 2024, was 21.8% and 21.9%, respectively. Atmus’ effective tax rate for the three and six months ended June 30, 2023, was 24.5% and 24.1%, respectively. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions and discrete tax items. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries have enacted legislation that is effective as of January 1, 2024. We have evaluated the impact of this legislation based on Atmus’ current global landscape and have determined it will not have a material impact. We will continue to update our analysis and monitor the ongoing legislation throughout the year.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	June 30, 2024	December 31, 2023
	(in millions)
Finished products	$222.1	$179.2
Work-in-process and raw materials	94.4	101.1
Inventories at FIFO cost	316.5	280.3
Excess of FIFO over LIFO	(37.9)	(30.3)
Total inventories	$278.6	$250.0

NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Balance, beginning of year	$14.0	$15.5
Provision for base warranties issued	3.8	4.7
Payments made during period	(3.5)	(2.6)
Changes in estimates for pre-existing product warranties	(0.3)	(1.3)
Foreign currency translation and other	(0.1)	(0.2)
Balance, end of period	$13.9	$16.1
Warranty liabilities included in Atmus’ Condensed Consolidated Balance Sheets were as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Current portion	$5.4	$5.4
Long-term portion	8.5	8.6
Total	$13.9	$14.0
NOTE 9. DEBT AND BORROWING ARRANGEMENTS
Atmus entered into the Credit Agreement with a syndicate of banks, providing for a "term loan” and a revolving credit facility, in anticipation of the Separation. Borrowings under the Credit Agreement did not become available under the Credit Agreement until the IPO occurred. The facilities covered by the Credit Agreement will mature on September 30, 2027.
Upon completion of the IPO, we borrowed $650 million under the Credit Agreement, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.1 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of June 30, 2024, $600 million has been drawn on the term loan and no amount was drawn on the revolving credit facility. These amounts are included within Long-term debt and Current maturities of long-term debt on the Balance Sheet. As of June 30, 2024, Atmus’ fair value of Long-term debt was approximately $600 million, which was derived from Level 2 input measures.
Our credit lines available as of June 30, 2024 and December 31, 2023 include:

	As of June 30, 2024		As of December 31, 2023
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(1)	$600.0	$600.0	$600.0	$600.0
Revolving credit facility September 30, 2027(1)	400.0	—	400.0	—

(1)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At June 30, 2024, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
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
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in Accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(62.9)	$(55.8)	$(56.1)	$(56.7)
Currency translation adjustments	(4.0)	(3.0)	(10.8)	(2.1)
Other comprehensive loss, net	(4.0)	(3.0)	(10.8)	(2.1)
Balance at end of period	(66.9)	(58.8)	(66.9)	(58.8)
Pensions and other benefit plans:
Balance at beginning of period	$(0.1)	$0.9	$(0.1)	$0.9
Other comprehensive income (loss), net	—	—	—	—
Balance at end of period	(0.1)	0.9	(0.1)	0.9
Accumulated other comprehensive loss:
Balance at beginning of period	$(63.0)	$(54.9)	$(56.2)	$(55.8)
Total other comprehensive loss, net	(4.0)	(3.0)	(10.8)	(2.1)
Balance at end of period	$(67.0)	$(57.9)	$(67.0)	$(57.9)

NOTE 12. RELATIONSHIP WITH RELATED PARTIES
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
The Company entered into the separation agreement and transition services agreement with Cummins, among other transaction agreements, all of which govern the parties’ relationship following the IPO and full separation. This relationship includes services provided by Cummins to the Company for a fixed term on a service-by-service basis. We pay Cummins mutually agreed-upon fees for the services provided under the transition services agreement.
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
Total corporate costs allocated to Atmus were zero for the three and six months ended June 30, 2024 compared with $5.5 million and $13.7 million for the three and six months ended June 30, 2023, respectively. Allocated corporate costs are included in Net sales, Cost of sales, Selling, general and administrative expenses, Research, development and engineering expenses and Other income, net. Post-IPO, Atmus has and will continue to incur its own corporate costs associated with being a standalone publicly traded company.
Related Party Balances
Following the full separation, Cummins is no longer considered a related party. Atmus had trade receivables of $37.9 million for products sold to, and accounts payable of $54.8 million for products and services purchased in the ordinary course from Cummins as of December 31, 2023. Atmus’ sales to Cummins from January 1, 2024 through the date of full separation, March 18, 2024, were $65.4 million compared to $72.7 million and $149.4 million for the three and six months ended June 30, 2023, respectively.

NOTE 13. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net income	$56.2	$46.2	$101.7	$98.9
Weighted-average shares for basic EPS	83.4	83.3	83.4	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.3	—	0.3	—
Weighted-average shares for diluted EPS	83.7	83.3	83.7	83.3
Basic earnings per share	$0.67	$0.55	$1.22	$1.19
Diluted earnings per share	$0.67	$0.55	$1.22	$1.19
Basic and diluted earnings per share for the three and six months ended June 30, 2024 was calculated using the shares of common stock that were issued and outstanding as of the completion of the IPO. For the periods prior to the IPO, it is assumed that there were no dilutive equity instruments as there were no equity awards of Atmus outstanding prior to the IPO. Post-IPO, there were no anti-dilutive shares.
NOTE 14. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	June 30, 2024	December 31, 2023
	(in millions)
Operating lease assets	$33.1	$24.8
Deferred income taxes	18.7	14.2
Long-term receivables	3.0	3.1
Other	9.8	9.4
Other assets	$64.6	$51.5
Other accrued expenses included the following:

	June 30, 2024	December 31, 2023
	(in millions)
Marketing accruals	$39.4	$42.6
Income taxes payable	10.3	10.3
Other taxes payables	8.9	12.7
Current portion of operating lease liabilities	8.6	7.1
Current portion of finance lease liabilities	0.4	0.3
Other	12.1	10.7
Other accrued expenses	$79.7	$83.7

Other liabilities included the following:

	June 30, 2024	December 31, 2023
	(in millions)
Long-term portion of operating lease liabilities	$25.2	$18.5
Deferred income taxes	1.9	1.4
Long-term income taxes	0.2	0.2
Other long-term liabilities	13.3	11.7
Other liabilities	$40.6	$31.8

NOTE 15. SUBSEQUENT EVENTS
On July 17, 2024, Atmus’ Board of Directors declared a quarterly cash dividend of $0.05 per share of Common Stock. This dividend is payable on August 14, 2024, to shareholders of record at the close of business on August 1, 2024. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our Net income, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.
On July 17, 2024, Atmus’ Board of Directors authorized a $150 million share repurchase program. Under the share repurchase program, the Company’s common shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to numerous factors, including share price, trading volume, general market conditions, applicable law and other factors deemed relevant by the Company. The program does not have an expiration date and may be suspended or discontinued at any time. No shares have been repurchased through the filing of this Quarterly Report on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, those that are based on current expectations, estimates and projections about the industries in which we operate and management’s views, plans, objectives, projections, beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may” or words of similar meaning. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, discussions of future operations, impact of planned acquisitions and dispositions, our strategy for growth, product development activities, regulatory approvals, market position, expenditures and the effects of the Full Separation, Separation and IPO (each as defined in Note 1, Description of the Business, to our Condensed Consolidated Financial Statements included herein). These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict. If the underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual outcomes, results and financial condition may differ materially from what is expressed, implied or forecasted in such forward-looking statements. Risks and uncertainties include, but are not limited to:
•Significant customer concentration among Cummins, PACCAR, and the Traton Group;
•The loss of a top OEM relationship, or changes in the preferences of Atmus’ aftermarket end-users;
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
•Unanticipated changes in Atmus’ effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities, as well as audits by tax authorities resulting in additional tax payments for prior periods;
•Changes in tax law relating to multinational corporations;
•Significant compliance costs and reputational and legal risks imposed by Atmus’ global operations and the laws and regulations to which these are subject;
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
•Actual or potential conflicts of interests for certain of Atmus’ executive officers and directors because of their equity interests in Cummins;
•Limited liability to Atmus from Cummins and its directors for breach of fiduciary duty;
•Potential indemnification liabilities to Cummins pursuant to the separation agreement;
•Potential liability for responsibilities that Cummins agreed to indemnify Atmus for pursuant to the separation agreement;
•Agreements with Cummins that do not reflect terms from arm’s-lengths negotiations between unaffiliated third parties;
•Changes in capital and credit markets;

•Substantial indebtedness from Atmus’ term loan, which may impact Atmus’ ability to service all its indebtedness and react to changes in the industry;
•Substantially all of Atmus’ assets being pledged as security for its term loan and revolving credit facility;
•The price of Atmus’ common stock may fluctuate substantially;
•The extent to which Atmus will pay dividends or the timing or amount of such dividends;
•Applicable laws and regulations, provisions of Atmus’ amended and restated certificate of incorporation and bylaws and certain contractual rights granted to Cummins that may discourage takeover attempts;
•The designation of the Court of Chancery in the State of Delaware and the federal district courts for the District of Delaware as the exclusive forums for certain types of lawsuits;
•Atmus’ historical consolidated financial statements are not necessarily representative of the results Atmus would have achieved as a standalone company; and
•The obligations associated with being an independent, publicly traded company will require significant resources and management attention.
Additional information about these future factors and the material factors or assumptions underlying such forward-looking statements may be found under the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and the section entitled Risk Factors in this Quarterly Report on Form 10-Q. It is not possible to predict or identify all such factors, and the risks described above should not be considered a complete statement of all potential risks and uncertainties.
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
On September 30, 2022, and as amended on February 15, 2023, Atmus entered into a $1.0 billion credit agreement (“Credit Agreement”) with a syndicate of banks, providing for a $600 million term loan facility (the “term loan”) and a $400 million revolving credit facility (the “revolving credit facility”), in anticipation of the Separation. Borrowings under the Credit Agreement did not become available until the IPO occurred. Upon completion of the IPO, we borrowed $650 million, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
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
Market demand
Aftermarket demand remained depressed in the first half of 2024 reflecting soft market conditions. It is uncertain if a recovery can be expected in the second half of 2024. First-fit demand remained stable during the first half of 2024. In the second half of 2024, we expect first-fit demand to soften across many of our key markets.
Global supply chain
While overall supply chain conditions continue to affect inventory and backlog levels, they have largely stabilized from a year ago with minimal disruptions now being experienced and backorders largely recovered in the first half of 2024. Our management team continues to monitor and evaluate all of these factors and the related impacts on our business and operations and we are diligently working to continue to minimize any supply chain impacts to our business and to our customers.
Commodity prices, labor, inflation and foreign currency exchange rates
We continued to experience generally high inflation in the first half of 2024. Direct material cost pressures, driven largely by steel, resin and other petrochemical products, have stabilized, but we continue to see impacts from labor.
During the first six months of 2024, our Selling, general and administrative expenses increased as a result of increased people-related and consulting expenses.
Additionally, the appreciation of the U.S. dollar against foreign currencies had a slightly unfavorable impact on our condensed consolidated results of operations in the first half of 2024 due to translation impacts; there can be no assurances that this trend will continue throughout 2024.
Standalone costs
We have incurred, and expect to continue to incur, additional costs associated with becoming a standalone public company. During the three months ended June 30, 2024, we incurred approximately $3.8 million of one-time expenses including $(0.3) million within Cost of sales and $4.1 million within Selling, general and administrative expenses. During the six months ended June 30, 2024, we incurred approximately $9.8 million of one-time expenses including $3.0 million within Cost of sales and $6.8 million within Selling, general and administrative expenses. We expect to incur one-time expenses of approximately $10 million to $20 million in 2024 in connection with becoming a standalone public company. In addition, we expect to incur capital expenditures in connection with the Separation of approximately $10 million to $20 million in 2024. These expenses and capital expenditures primarily relate to the establishment of functions previously co-mingled with Cummins, such as information technologies, distribution centers and human resources. These expenses and capital expenditures are expected to be substantially complete by the end of 2024 but some expenses and capital expenditures may potentially be incurred in 2025. The actual amount of the expenses and capital expenditures we will incur as a stand-alone public company may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers, as well as additional costs we may incur that we have not currently anticipated. Additionally, the actual timing of when we incur these incremental expenses may be different, perhaps significantly, from our current estimates for a number of reasons, including, among others, unforeseen events that may cause delays or interruptions in our plans or our service providers’ ability to provide their services.

Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	For the Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Amount	%
	(in millions)
NET SALES	$432.6	$413.6	$19.0	4.6%
Cost of sales	300.7	299.2	(1.5)	(0.5)%
GROSS MARGIN	131.9	114.4	17.5	15.3%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	49.1	46.0	(3.1)	(6.7)%
Research, development and engineering expenses	10.4	12.3	1.9	15.4%
Equity, royalty and interest income from investees	8.2	8.3	(0.1)	(1.2)%
Other operating expense, net	0.8	0.2	(0.6)	(300.0)%
OPERATING INCOME	79.8	64.2	15.6	24.3%
Interest expense	10.5	4.2	(6.3)	(150.0)%
Other income, net	2.6	1.2	1.4	116.7%
INCOME BEFORE INCOME TAXES	71.9	61.2	10.7	17.5%
Income tax expense	15.7	15.0	(0.7)	(4.7)%
NET INCOME	$56.2	$46.2	$10.0	21.6%
PER SHARE DATA:
Basic earnings per share	$0.67	$0.55	$0.12	21.5%
Diluted earnings per share	$0.67	$0.55	$0.12	21.1%

	For the Three Months Ended June 30,		Favorable (Unfavorable)
Percent of Net sales	2024	2023	Percentage Points
Gross margin	30.5%	27.7%	2.8
Selling, general and administrative expenses	11.3%	11.1%	(0.2)
Research, development and engineering expenses	2.4%	3.0%	0.6
Net Sales
Net sales were $432.6 million for the three months ended June 30, 2024, an increase of $19.0 million compared to $413.6 million for the three months ended June 30, 2023. The increase in Net sales was mainly due to higher volumes of approximately $11.8 million and $7.9 million of favorable pricing impacts, partially offset by the unfavorable impacts of currency of $0.6 million.
Gross Margin
Gross margin was $131.9 million for the three months ended June 30, 2024, an increase of $17.5 million compared to $114.4 million for the three months ended June 30, 2023. The increase in Gross margin was mainly due to approximately $7.9 million of favorable pricing as described above, higher volumes of approximately $4.1 million, lower one-time separation costs of $2.8 million, $1.8 million of favorable commodities and freight costs and a $1.2 million decrease in manufacturing and other costs, partially offset by $0.3 million in unfavorable currency impacts. Gross margin as a percentage of Net sales was 30.5% for the three months ended June 30, 2024 and 27.7% for the three months ended June 30, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $49.1 million for the three months ended June 30, 2024, an increase of $3.1 million compared to $46.0 million for the three months ended June 30, 2023. The increase was primarily driven by increased people-related and consulting expenses, partially offset by lower one-time separation costs of $2.0 million. Selling, general and administrative expenses as a percentage of Net sales were 11.3% for the three months ended June 30, 2024, an increase of 0.2 percentage points compared to 11.1% for the three months ended June 30, 2023. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $10.4 million for the three months ended June 30, 2024, a decrease of $1.9 million compared to $12.3 million for the three months ended June 30, 2023. The decrease was primarily due to standalone costs being favorable to previously allocated expenses under Cummins. Research, development and engineering expenses as a percentage of Net sales were 2.4% for the three months ended June 30, 2024, a decrease of 0.6 percentage points compared to 3.0% for the three months ended June 30, 2023. The decrease in Research, development and engineering expenses as a percentage of Net sales was mainly due to the item noted above.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees was $8.2 million for the three months ended June 30, 2024, a decrease of $0.1 million compared to $8.3 million for the three months ended June 30, 2023, due to lower earnings from our joint ventures, primarily in India.
Interest Expense
Interest expense was $10.5 million for the three months ended June 30, 2024, an increase of $6.3 million compared to $4.2 million for the three months ended June 30, 2023. The increase in Interest expense was primarily due to interest on our borrowings under the Credit Agreement beginning with our IPO in May 2023.
Income Tax Expense
In connection with the Separation, we entered into a tax matters agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the three months ended June 30, 2024 was 21.8%, a decrease of 2.7 percentage points compared to 24.5% for the three months ended June 30, 2023. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions and discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	For the Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Amount	%
	(in millions)
NET SALES	$859.2	$832.2	$27.0	3.2%
Cost of sales	615.5	608.0	(7.5)	(1.2)%
GROSS MARGIN	243.7	224.2	19.5	8.7%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	92.4	85.1	(7.3)	(8.6)%
Research, development and engineering expenses	20.5	22.1	1.6	7.2%
Equity, royalty and interest income from investees	18.6	16.7	1.9	11.4%
Other operating expense, net	1.0	0.3	0.7	233.3%
OPERATING INCOME	148.4	133.4	15.0	11.2%
Interest expense	21.0	4.2	(16.8)	(400.0)%
Other income, net	2.8	1.1	1.7	154.5%
INCOME BEFORE INCOME TAXES	130.2	130.3	(0.1)	(0.1)%
Income tax expense	28.5	31.4	2.9	9.2%
NET INCOME	$101.7	$98.9	$2.8	2.8%
PER SHARE DATA:
Basic earnings per share	$1.22	$1.19	$0.03	2.7%
Diluted earnings per share	$1.22	$1.19	$0.03	2.3%

	For the Six Months Ended June 30,		Favorable (Unfavorable)
Percent of Net sales	2024	2023	Percentage Points
Gross margin	28.4%	26.9%	1.5
Selling, general and administrative expenses	10.8%	10.2%	(0.6)
Research, development and engineering expenses	2.4%	2.7%	0.3
Net Sales
Net sales were $859.2 million for the six months ended June 30, 2024, an increase of $27.0 million compared to $832.2 million for the six months ended June 30, 2023. The increase in Net sales was mainly due to $16.7 million of favorable pricing impacts, higher volumes of $9.6 million and the favorable impacts of currency of $0.8 million.
Gross Margin
Gross margin was $243.7 million for the six months ended June 30, 2024, an increase of $19.5 million compared to $224.2 million for the six months ended June 30, 2023. The increase in Gross margin was mainly due to approximately $16.7 million of favorable pricing as described above, higher volumes of approximately $3.3 million, $2.6 million of favorable commodities and freight costs and $0.5 million of lower one-time separation costs, partially offset by higher manufacturing and other costs of $3.4 million and $0.2 million in unfavorable currency impacts. Gross margin as a percentage of Net sales was 28.4% for the six months ended June 30, 2024, an increase of 1.5 percentage points compared to 26.9% for the six months ended June 30, 2023. The increase in Gross margin as a percentage of Net sales was primarily due to the items noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $92.4 million for the six months ended June 30, 2024, an increase of $7.3 million compared to $85.1 million for the six months ended June 30, 2023. The increase was primarily driven by increased people-related and consulting expenses, partially offset by lower one-time separation costs of $2.4 million. Selling, general and administrative expenses as a percentage of Net sales were 10.8% for the six months ended June 30, 2024, an increase of 0.6 percentage points compared to 10.2% for the six months ended June 30, 2023. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $20.5 million for the six months ended June 30, 2024, a decrease of $1.6 million compared to $22.1 million for the six months ended June 30, 2023. The decrease was primarily due to standalone costs being favorable to previously allocated expenses under Cummins. Research, development and engineering expenses as a percentage of Net sales were 2.4% for the six months ended June 30, 2024, a decrease of 0.3 percentage points compared to 2.7% for the six months ended June 30, 2023. The decrease in Research, development and engineering expenses as a percentage of Net sales was mainly due to the items noted above.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees was $18.6 million for the six months ended June 30, 2024, an increase of $1.9 million compared to $16.7 million for the six months ended June 30, 2023. The increase was primarily due to higher earnings of $1.9 million from our joint ventures in India and China.
Other Operating Expense, Net
Other operating expense, net was $1.0 million for the six months ended June 30, 2024, an increase of $0.7 million compared to $0.3 million for the six months ended June 30, 2023.
Interest Expense
Interest expense was $21.0 million for the six months ended June 30, 2024, an increase of $16.8 million compared to $4.2 million for the six months ended June 30, 2023. The increase in Interest expense was primarily due to the interest on our borrowings under the Credit Agreement beginning with our IPO in May 2023.
Other Income, Net
Other income, net was $2.8 million for the six months ended June 30, 2024, an increase of $1.7 million compared to $1.1 million for the six months ended June 30, 2023. The increase in Other income, net was primarily due to higher interest income.
Income Tax Expense
In connection with the Separation, we entered into a Tax Matters Agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the six months ended June 30, 2024 was 21.9%, a decrease of 2.2 percentage points compared to 24.1% for the six months ended June 30, 2023. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions and discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total availability, which includes a $600 million term loan and a $400 million revolving credit facility. As of June 30, 2024, we have outstanding borrowings of $600 million on the term loan and zero on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $400 million as of June 30, 2024.
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
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We have the ability to access the capital markets and other sources of liquidity which management believes are sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$14.7	$89.0
Net cash used in investing activities	(22.2)	(19.1)
Net cash provided by financing activities	—	69.7
Operating Cash Flow
Net cash provided by operating activities was $14.7 million for the six months ended June 30, 2024, a decrease of $74.3 million compared to Net cash provided by operating activities of $89.0 million for the six months ended June 30, 2023. The decrease was driven primarily by higher working capital requirements of $68.0 million. During the six months ended June 30, 2024, higher working capital requirements resulted in a cash outflow of $91.7 million compared to a cash outflow of $23.7 million for the six months ended June 30, 2023, mainly due to lower other accrued expenses, driven by variable compensation of $23.7 million and one-time working capital inefficiencies associated with the move from intercompany settlement terms with Cummins to standalone practices of $21.6 million, higher inventories and higher trade receivables.
Dividends received from our unconsolidated equity investees were $9.6 million and $14.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively. During the first quarter of 2024, we received a partial dividend from our joint venture in India which is included in Net cash used in operating activities.
Investing Cash Flow
Net cash used in investing activities for the six months ended June 30, 2024 and June 30, 2023 was primarily used for capital expenditures. Our capital expenditures were $22.2 million (of which approximately $7.3 million related to one-time separation costs) and $19.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively, corresponding to approximately 2.6% of Net sales for the six months ended June 30, 2024 and approximately 2.3% of Net sales for the six months ended June 30, 2023.

Financing Cash Flow
Net cash provided by financing activities for the six months ended June 30, 2024 was zero and Net cash provided by financing activities for the six months ended June 30, 2023 was $69.7 million. Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of long-term debt proceeds from our borrowings of $650 million under our Credit Agreement, partially offset by net transfers of $580.3 million to Cummins as part of the Separation.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the historical consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which provides a summary of our future minimum lease payments.
Debt
Our total debt was $600 million at both June 30, 2024 and December 31, 2023. At June 30, 2024, the weighted-average term of our outstanding long-term debt was 3.4 years. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.
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

A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
NET INCOME	$56.2	$46.2	$101.7	$98.9
Plus:
Interest expense	10.5	4.2	21.0	4.2
Income tax expense	15.7	15.0	28.5	31.4
Depreciation and amortization	6.3	5.5	11.7	10.9
EBITDA (non-GAAP)	$88.7	$70.9	$162.9	$145.4
Plus:
One-time separation costs(a)	$3.8	$8.8	$9.8	$12.9
Adjusted EBITDA (non-GAAP)	$92.5	$79.7	$172.7	$158.3
Net sales	$432.6	$413.6	$859.2	$832.2
Net income margin	13.0%	11.2%	11.8%	11.9%
EBITDA margin (non-GAAP)	20.5%	17.1%	19.0%	17.5%
Adjusted EBITDA margin (non-GAAP)	21.4%	19.3%	20.1%	19.0%
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing and Human Resources separation costs.
A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(per share)
Diluted earnings per share	$0.67	$0.55	$1.22	$1.19
Plus:
One-time separation costs(a)	$0.05	$0.11	$0.12	$0.16
Less:
Tax impact of one-time separation costs(a)	$0.01	$0.03	$0.02	$0.04
Adjusted earnings per share	$0.71	$0.63	$1.32	$1.31
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months ended June 30, 2024 and 2023 were $0.8 million and $2.2 million, respectively, and for the six months ended June 30, 2024 and 2023 were $2.1 million and $3.1 million, respectively.

A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Cash provided by operating activities	$22.9	$46.2	$14.7	$89.0
Less:
Capital expenditures	$11.6	$12.7	$22.2	$19.1
Free cash flow	$11.3	$33.5	$(7.5)	$69.9
Plus:
One-time separation capital expenditures	$4.5	$1.8	$7.3	$2.6
Other one-time separation related(a)	18.3	—	$21.6	$—
Adjusted free cash flow	$34.1	$35.3	$21.4	$72.5
(a)Primarily comprised of one-time working capital inefficiencies associated with the move from intercompany settlement terms with Cummins to standalone practices.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of our financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 3, Summary of Significant Accounting Policies, to our historical consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. Our significant accounting estimates are described in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would not have a material impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and June 30, 2023. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
Our interest rate risk relates primarily to our $600 million term loan facility and our five-year $400 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at June 30, 2024, a 0.125% change in SOFR would have a $0.8 million annual impact on interest expense. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize enterprise resource planning, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. During the quarter ended June 30, 2024, the Company implemented a new accounting enterprise performance management system for the consolidation of financial information and reporting. The Company also implemented a new inventory management system at one of its sites and a human resources system during the quarter. There have been no material additional implementations during the quarter ended June 30, 2024. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or were reasonably likely to materially affect, Atmus’ internal control over financial reporting during the quarter ended June 30, 2024.

Part II - Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the revision to the following risk factor as set forth below:
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
Further, as part of the Separation, we implemented interim operational arrangements in certain markets due to regulatory requirements, the need to obtain consents from local governmental authorities, and other business reasons. For example, in Mexico, we currently operate as part of Cummins maquiladora, as we work to stand-up our own maquiladora. A maquiladora requires numerous governmental approvals and consents. If we fail to obtain any of these approvals or consents, or if such approvals or consents are delayed beyond the date agreed to with Cummins as part of the Separation, our business, financial condition, results of operations and cash flows would be adversely affected.
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
None.
Repurchase of Equity by the Company
None.
Item 5. Other Information
(c) 10b5-1 Trading Arrangements
During the second quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Regulation S-K).
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

*
Filed with this Quarterly Report on Form 10-Q are the following materials formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE J. DISHER	By:	/s/ JACK M. KIENZLER
Stephanie J. Disher		Jack M. Kienzler
Chief Executive Officer		Chief Financial Officer and Chief Accounting Officer
(Principal Executive Officer)		(Principal Financial Officer)
August 2, 2024		August 2, 2024