Form 10-Q
period 2024-09-30
Atmus Filtration Technologies Inc.
filed 2024-11-08
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 31, 2024, there were 83,096,053 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
NET SALES(a)	$403.7	$396.2	$1,262.9	$1,228.4
Cost of sales	292.4	293.3	907.9	901.3
GROSS MARGIN	111.3	102.9	355.0	327.1
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	46.4	41.3	138.8	126.4
Research, development and engineering expenses	9.7	11.1	30.2	33.2
Equity, royalty and interest income from investees	8.1	8.1	26.7	24.8
Other operating expense (income), net	0.1	(0.2)	1.1	0.1
OPERATING INCOME	63.2	58.8	211.6	192.2
Interest expense	10.4	11.0	31.4	15.2
Other income, net	0.9	1.1	3.7	2.2
INCOME BEFORE INCOME TAXES	53.7	48.9	183.9	179.2
Income tax expense	9.9	11.3	38.4	42.7
NET INCOME	$43.8	$37.6	$145.5	$136.5
PER SHARE DATA:
Weighted-average shares for basic EPS	83.2	83.3	83.3	83.3
Weighted-average shares for diluted EPS	83.6	83.4	83.6	83.4

Basic earnings per share	$0.53	$0.45	$1.75	$1.64
Diluted earnings per share	$0.52	$0.45	$1.74	$1.64
(a)Includes sales to related parties of $12.5 million and $112.2 million for the three and nine months ended September 30, 2024, respectively, compared with $86.9 million and $263.2 million for the three and nine months ended September 30, 2023, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$43.8	$37.6	$145.5	$136.5
Other comprehensive income (loss), net of tax
Change in pension and other postretirement defined benefit plans	—	0.8	—	0.8
Foreign currency translation adjustments	10.2	(6.9)	(0.6)	(9.0)
Total other comprehensive income (loss), net of tax	10.2	(6.1)	(0.6)	(8.2)
COMPREHENSIVE INCOME	$54.0	$31.5	$144.9	$128.3
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$196.8	$168.0
Accounts and notes receivable, net	257.8	246.8
Inventories	282.1	250.0
Prepaid expenses and other current assets	42.1	28.2
Total current assets	778.8	693.0
Property, plant and equipment, net	191.9	174.6
Investments and advances related to equity method investees	84.1	84.8
Goodwill	84.7	84.7
Other assets	78.6	51.5
TOTAL ASSETS	$1,218.1	$1,088.6
LIABILITIES
Accounts payable	$228.7	$236.6
Accrued compensation, benefits and retirement costs	37.7	41.8
Current portion of accrued product warranty	4.9	5.4
Current maturities of long-term debt	18.8	7.5
Other accrued expenses	78.2	83.7
Total current liabilities	368.3	375.0
Long-term debt	577.5	592.5
Accrued product warranty	7.8	8.6
Other liabilities	43.3	31.8
TOTAL LIABILITIES	996.9	1,007.9
Commitments and contingencies (Note 10)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized, 83,384,194 and 83,297,796 shares issued at September 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	59.5	49.7
Retained earnings	228.5	87.2
Accumulated other comprehensive loss	(56.8)	(56.2)
Treasury stock, at cost (307,591 shares at September 30, 2024 and no shares at December 31, 2023)	(10.0)	—
TOTAL EQUITY	221.2	80.7
TOTAL LIABILITIES AND EQUITY	$1,218.1	$1,088.6
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$145.5	$136.5
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	17.8	16.1
Deferred income taxes	(6.5)	1.6
Equity in income of investees, net of dividends	0.6	(3.0)
Foreign currency remeasurement and transaction exposure	(2.0)	(4.7)
Changes in current assets and liabilities:
Trade and other receivables	(10.7)	(5.1)
Inventories	(32.3)	(1.0)
Prepaid expenses and other current assets	(13.9)	(15.2)
Accounts payable	(11.7)	(3.8)
Other accrued expenses	(13.3)	27.1
Changes in other liabilities	6.9	(0.5)
Other, net	5.0	(0.7)
Net cash provided by operating activities	85.4	147.3
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(38.6)	(29.6)
Net cash used in investing activities	(38.6)	(29.6)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt proceeds	—	650.0
Payments on long-term debt	(3.8)	(50.0)
Repurchases of Common stock	(10.0)	—
Dividends paid	(4.2)	—
Net transfers to Parent	—	(580.3)
Other, net	—	1.4
Net cash (used in) provided by financing activities	(18.0)	21.1
Net increase in cash and cash equivalents	28.8	138.8
Cash and cash equivalents at beginning of period	168.0	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196.8	$138.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Non-cash Other accrued expenses(a)	$(2.8)	$—
Non-cash Changes in other liabilities(a)	(4.0)	—
Non-cash Other, net(a)	6.8	—
Non-cash settlements with Parent	—	29.4
(a)Includes non-cash adjustments associated with the assumption of leases related to our production facility in Mexico.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Net Parent Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Three Months Ended September 30, 2024
Balances at July 01, 2024	$—	$—	$56.2	$188.9	$(67.0)	$—	$178.1
Net income	—	—	—	43.8	—	—	43.8
Other comprehensive income, net of tax	—	—	—	—	10.2	—	10.2
Share-based awards	—	—	3.3	—	—	—	3.3
Common stock repurchased	—	—	—	—	—	(10.0)	(10.0)
Cash dividends declared ($0.05 per share)	—	—	—	(4.2)	—	—	(4.2)
Balances at September 30, 2024	$—	$—	$59.5	$228.5	$(56.8)	$(10.0)	$221.2
Nine Months Ended September 30, 2024
Balances at January 01, 2024	$—	$—	$49.7	$87.2	$(56.2)	$—	$80.7
Net income	—	—	—	145.5	—	—	145.5
Other comprehensive loss, net of tax	—	—	—	—	(0.6)	—	(0.6)
Share-based awards	—	—	9.8	—	—	—	9.8
Common stock repurchased	—	—	—	—	—	(10.0)	(10.0)
Cash dividends declared ($0.05 per share)	—	—	—	(4.2)	—	—	(4.2)
Balances at September 30, 2024	$—	$—	$59.5	$228.5	$(56.8)	$(10.0)	$221.2
Three Months Ended September 30, 2023
Balances at July 01, 2023	$—	$—	$44.6	$14.8	$(57.9)	$—	$1.5
Net income	—	—	—	37.6	—	—	37.6
Other comprehensive loss, net of tax	—	—	—	—	(6.1)	—	(6.1)
Share-based awards	—	—	1.4	—	—	—	1.4
Balances at September 30, 2023	$—	$—	$46.0	$52.4	$(64.0)	$—	$34.4
Nine Months Ended September 30, 2023
Balances at January 01, 2023	$—	$511.4	$—	$—	$(55.8)	$—	$455.6
Net income	—	84.1	—	52.4	—	—	136.5
Other comprehensive loss, net of tax	—	—	—	—	(8.2)	—	(8.2)
Share-based awards	—	—	1.4	—	—	—	1.4
Net transfers (to) from Parent	—	(595.5)	44.6	—	—	—	(550.9)
Balances at September 30, 2023	$—	$—	$46.0	$52.4	$(64.0)	$—	$34.4
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF THE BUSINESS
Atmus Filtration Technologies Inc. (“Atmus” or the “Company”) is one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. Atmus designs and manufactures advanced filtration products, principally under the Fleetguard brand, that provide superior asset protection and enable lower emissions. Approximately 19% of Atmus’ net sales in 2023 were generated through first-fit sales to OEMs, where its products are installed as components for new vehicles and equipment. Approximately 81% of Atmus’ net sales in 2023 were generated in the aftermarket, where its products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on its more than 65-year history, Atmus continues to grow and differentiate itself through its global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
In April 2022, Cummins Inc. (“Cummins”) announced its intention to separate its filtration business (the “Filtration Business”) into a standalone publicly traded company (the “Separation”). In preparation for the Separation from Cummins, Atmus, as its predecessor in interest, was incorporated as a wholly-owned subsidiary of Cummins in Delaware on April 1, 2022 in connection with the planned Separation. Prior to the completion of Atmus’ initial public offering (the “IPO”), Cummins completed, in all material respects, the transfer of the assets and liabilities of the Filtration Business to Atmus and its subsidiaries as detailed in the separation agreement Atmus entered into with Cummins.
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
Atmus’ Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“Commission”) on May 16, 2023, was declared effective on May 25, 2023, and Atmus’ common shares began trading on the New York Stock Exchange under the symbol “ATMU” on May 26, 2023. On May 30, 2023, the IPO was completed through the sale on behalf of certain commercial paper holders of Cummins of 16,243,070 shares of common stock, including the underwriters’ full exercise of their 30-day option to purchase an additional 2,118,661 shares to cover over-allotments. None of the proceeds of the IPO were for the benefit of Atmus. As of the closing of the IPO, Cummins owned approximately 80.5% of the outstanding shares of Atmus common stock.
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
Post IPO, Retained earnings began to accumulate and the balance reflected on the Condensed Consolidated Balance Sheets reflects earnings for the period May 26, 2023 through September 30, 2024.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
United States	$190.9	$180.2	$592.5	$567.2
Other international	212.8	216.0	670.4	661.2
Total net sales	$403.7	$396.2	$1,262.9	$1,228.4
Revenue by Product Category
The table below presents Atmus’ combined sales by product category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Fuel	$173.3	$167.8	$546.0	$536.1
Lube	78.4	76.8	242.4	228.5
Air	70.9	69.7	217.4	214.6
Other	81.1	81.9	257.1	249.2
Total net sales	$403.7	$396.2	$1,262.9	$1,228.4

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Fleetguard Filters Pvt. Ltd.	$5.3	$5.5	$17.5	$16.3
Shanghai Fleetguard Filter Co. Ltd	1.2	1.2	4.2	3.8
Filtrum Fibretechnologies Pvt. Ltd	0.1	—	0.3	0.2
Atmus share of net income	6.6	6.7	22.0	20.3
Royalty and interest income	1.5	1.4	4.7	4.5
Equity, royalty and interest income from investees	$8.1	$8.1	$26.7	$24.8
NOTE 6. INCOME TAXES
In connection with the Separation, the Company entered into a tax matters agreement with Cummins that, among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Atmus’ effective tax rate for the three and nine months ended September 30, 2024, was 18.4% and 20.9%, respectively. Atmus’ effective tax rate for the three and nine months ended September 30, 2023, was 23.1% and 23.8%, respectively. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions and discrete tax items. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

The Organization for Economic Co-operation and Development introduced a framework to impose a global minimum tax rate of 15% for certain companies, referred to as Pillar 2, with certain aspects of Pillar 2 effective as of January 1, 2024. During 2023, numerous countries enacted legislation to incorporate Pillar 2 model rule concepts into their domestic laws and other countries are in the process of introducing legislation to implement Pillar 2. Based on our evaluation of the impact of this legislation, based on Atmus’ current global landscape, Pillar 2 has not yet had, nor do we expect it to have, a material impact on our effective tax rate or our business, financial condition, results of operations or cash flows. We will continue to update our analysis and monitor the ongoing legislation.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	September 30, 2024	December 31, 2023
	(in millions)
Finished products	$220.7	$179.2
Work-in-process and raw materials	98.0	101.1
Inventories at FIFO cost	318.7	280.3
Excess of FIFO over LIFO	(36.6)	(30.3)
Total inventories	$282.1	$250.0

NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Balance, beginning of year	$14.0	$15.5
Provision for base warranties issued	4.5	6.8
Payments made during period	(4.3)	(5.4)
Changes in estimates for pre-existing product warranties	(1.6)	(4.8)
Foreign currency translation and other	0.1	(0.2)
Balance, end of period	$12.7	$11.9
Warranty liabilities included in Atmus’ Condensed Consolidated Balance Sheets were as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Current portion	$4.9	$5.4
Long-term portion	7.8	8.6
Total	$12.7	$14.0
NOTE 9. DEBT AND BORROWING ARRANGEMENTS
Atmus entered into the Credit Agreement with a syndicate of banks, providing for a term loan and a revolving credit facility, in anticipation of the Separation. Borrowings under the Credit Agreement did not become available under the Credit Agreement until the IPO occurred. The facilities covered by the Credit Agreement will mature on September 30, 2027.
Upon completion of the IPO, we borrowed $650 million under the Credit Agreement, consisting of proceeds of the term loan and amounts drawn under the revolving credit facility, and paid such amounts to Cummins in partial consideration for the Separation.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.1 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of September 30, 2024, $596.2 million has been drawn on the term loan and no amount was drawn on the revolving credit facility. These amounts are included within Long-term debt and Current maturities of long-term debt on the Balance Sheet. As of September 30, 2024, Atmus’ fair value of Long-term debt was approximately $596.2 million, which was derived from Level 2 input measures.
Our credit lines available as of September 30, 2024 and December 31, 2023 include:

	As of September 30, 2024		As of December 31, 2023
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(1)	$600.0	$596.2	$600.0	$600.0
Revolving credit facility September 30, 2027(1)	400.0	—	400.0	—

(1)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At September 30, 2024, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$3.8	$22.4	$30.0	$540.0	$—	$—	$596.2
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
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in Accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(66.9)	$(58.8)	$(56.1)	$(56.7)
Currency translation adjustments	10.2	(6.9)	(0.6)	(9.0)
Other comprehensive income (loss), net	10.2	(6.9)	(0.6)	(9.0)
Balance at end of period	(56.7)	(65.7)	(56.7)	(65.7)
Pensions and other benefit plans:
Balance at beginning of period	$(0.1)	$0.9	$(0.1)	$0.9
Other comprehensive income (loss), net	—	0.8	—	0.8
Balance at end of period	(0.1)	1.7	(0.1)	1.7
Accumulated other comprehensive loss:
Balance at beginning of period	$(67.0)	$(57.9)	$(56.2)	$(55.8)
Total other comprehensive income (loss), net	10.2	(6.1)	(0.6)	(8.2)
Balance at end of period	$(56.8)	$(64.0)	$(56.8)	$(64.0)

NOTE 12. SHARE REPURCHASE PROGRAM
Effective July 17, 2024, Atmus’ Board of Directors authorized a $150 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Repurchases under the program are determined by management and are wholly discretionary.
Since inception of the program, the Company repurchased approximately 0.3 million shares of Common stock at an average cost of $32.53 per share, or an aggregate cost of approximately $10.0 million, all of which was paid during the period. All share repurchases were funded through available cash on hand. As of September 30, 2024, the Company had approximately $140 million in remaining share repurchase capacity.
NOTE 13. RELATIONSHIP WITH RELATED PARTIES
As described in Note 1, Description of the Business, prior to the IPO, Atmus had been managed and operated in the normal course of business with other subsidiaries of Cummins until March 18, 2024, when the Full Separation was completed. Accordingly, certain shared costs prior to the IPO have been allocated to Atmus and reflected as expenses in the Condensed Consolidated Financial Statements. Management of Cummins and Atmus consider the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of Cummins attributable to Atmus for purposes of the Condensed Consolidated Financial Statements; however, the expenses reflected in the Condensed Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Atmus historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Condensed Consolidated Financial Statements may not be indicative of expenses that will be incurred in the future by Atmus.
The Company entered into the separation agreement and transition services agreement with Cummins, among other transaction agreements, all of which govern the parties’ relationship following the IPO and Full Separation. This relationship includes services provided by Cummins to the Company for a fixed term on a service-by-service basis. We pay Cummins mutually agreed-upon fees for the services provided under the transition services agreement. The fees paid to Cummins may not be indicative of costs for the same services provided by another provider.
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
Total corporate costs allocated to Atmus were zero for the three and nine months ended September 30, 2024 compared with zero and $13.7 million for the three and nine months ended September 30, 2023, respectively. Allocated corporate costs are included in Net sales, Cost of sales, Selling, general and administrative expenses, Research, development and engineering expenses and Other income, net. Post-IPO, Atmus has and will continue to incur its own corporate costs associated with being a standalone publicly traded company.
Related Party Balances
Following the Full Separation, Cummins is no longer considered a related party. Atmus had trade receivables of $37.9 million for products sold to, and accounts payable of $54.8 million for products and services purchased in the ordinary course from Cummins as of December 31, 2023. Atmus’ sales to Cummins from January 1, 2024 through the date of Full Separation, March 18, 2024, were $65.4 million compared to $71.7 million and $221.1 million for the three and nine months ended September 30, 2023, respectively.

NOTE 14. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net income	$43.8	$37.6	$145.5	$136.5
Weighted-average shares for basic EPS	83.2	83.3	83.3	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.4	0.1	0.3	0.1
Weighted-average shares for diluted EPS	83.6	83.4	83.6	83.4
Basic earnings per share	$0.53	$0.45	$1.75	$1.64
Diluted earnings per share	$0.52	$0.45	$1.74	$1.64
Basic and diluted earnings per share for the three and nine months ended September 30, 2024 was calculated using the shares of common stock that were issued and outstanding as of the completion of the IPO. For the periods prior to the IPO, it is assumed that there were no dilutive equity instruments as there were no equity awards of Atmus outstanding prior to the IPO. Post-IPO, there were no anti-dilutive shares.
NOTE 15. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	September 30, 2024	December 31, 2023
	(in millions)
Operating lease assets	$39.1	$24.8
Deferred income taxes	21.2	14.2
Long-term receivables	3.1	3.1
Other	15.2	9.4
Other assets	$78.6	$51.5
Other accrued expenses included the following:

	September 30, 2024	December 31, 2023
	(in millions)
Marketing accruals	$40.7	$42.6
Other taxes payables	11.7	12.7
Current portion of operating lease liabilities	11.6	7.1
Income taxes payable	7.1	10.3
Current portion of finance lease liabilities	0.5	0.3
Other	6.6	10.7
Other accrued expenses	$78.2	$83.7

Other liabilities included the following:

	September 30, 2024	December 31, 2023
	(in millions)
Long-term portion of operating lease liabilities	$28.3	$18.5
Deferred income taxes	2.0	1.4
Long-term income taxes	0.2	0.2
Other long-term liabilities	12.8	11.7
Other liabilities	$43.3	$31.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, those that are based on current expectations, estimates and projections about the industries in which we operate and management’s views, plans, objectives, projections, beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may” or words of similar meaning. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, discussions of future operations, impact of planned acquisitions and dispositions, our strategy for growth, product development activities, regulatory approvals, market position, expenditures and the effects of the Full Separation, Separation and IPO (each as defined in Note 1, Description of the Business, to our Condensed Consolidated Financial Statements included herein). These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict. If the underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual outcomes, results and financial condition may differ materially from what is expressed, implied or forecasted in such forward-looking statements. Future factors and uncertainties include, but are not limited to:
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
Our Registration Statement on Form S-1, as amended, filed on May 16, 2023, was declared effective on May 25, 2023, and our common shares began trading on the New York Stock Exchange under the symbol “ATMU” on May 26, 2023. On May 30, 2023, the IPO was completed through Cummins’ exchange of 16,243,070 shares of our common stock, including the underwriters’ full exercise of their option to purchase an additional 2,118,661 shares to cover over-allotments. None of the proceeds of the IPO were for the benefit of

Atmus. As of the closing of the IPO, Cummins owned approximately 80.5% of the outstanding shares of our common stock.
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
For the period subsequent to our IPO on May 26, 2023, as a standalone public company, we present our financial statements on a consolidated basis. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
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
Market demand
Aftermarket demand remained depressed in the first nine months of 2024 reflecting soft market conditions. It is uncertain when a recovery can be expected. First-fit demand softened across many of our key markets during the third quarter of 2024 which we expect to continue into the fourth quarter of 2024.
Global supply chain
While overall supply chain conditions continue to affect inventory and backlog levels, they have largely stabilized from a year ago with minimal disruptions now being experienced and backorders largely recovered. Our management team continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to continue to minimize any supply chain impacts to our business and to our customers.
Commodity prices, labor, inflation and foreign currency exchange rates
We have seen inflationary impacts largely subside in the third quarter. Direct material cost pressures, driven largely by steel, resin and other petrochemical products, have stabilized, but we continue to see impacts from labor.
During the first nine months of 2024, our Selling, general and administrative expenses increased as a result of increased people-related and consulting expenses.
Additionally, the appreciation of the U.S. dollar against foreign currencies had a slightly unfavorable impact on our condensed consolidated results of operations in the first nine months of 2024 due to translation impacts; there can be no assurances that this trend will continue the remainder of 2024.
Standalone costs
We have incurred, and expect to continue to incur, additional costs associated with becoming a standalone public company. During the three months ended September 30, 2024, we incurred approximately $8.9 million of one-time expenses including $5.0 million within Cost of sales and $3.9 million within Selling, general and administrative expenses. During the nine months ended September 30, 2024, we incurred approximately $18.7 million of one-time expenses including $8.0 million within Cost of sales and $10.7 million within Selling, general and administrative expenses. We expect to incur one-time expenses of approximately $20 million to $25 million in 2024 in connection with becoming a standalone public company. In addition, we expect to incur capital expenditures in connection with the Separation of approximately $13 million to $18 million in 2024. These expenses and capital expenditures primarily relate to the establishment of functions previously co-mingled with Cummins, such as information technologies, distribution centers, manufacturing and human resources. These expenses and capital expenditures are expected to be substantially complete by the end of 2024 but some expenses and capital expenditures will be incurred in 2025. The actual amount of the expenses and capital expenditures we will incur as a stand-alone public company may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers, as well as additional costs we may incur that we have not currently anticipated. Additionally, the actual timing of when we incur these incremental expenses may be different, perhaps significantly, from our current estimates for a number of reasons, including, among others, unforeseen events that may cause delays or interruptions in our plans or our service providers’ ability to provide their services.

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	For the Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Amount	%
	(in millions)
NET SALES	$403.7	$396.2	$7.5	1.9%
Cost of sales	292.4	293.3	0.9	0.3%
GROSS MARGIN	111.3	102.9	8.4	8.2%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	46.4	41.3	(5.1)	(12.3)%
Research, development and engineering expenses	9.7	11.1	1.4	12.6%
Equity, royalty and interest income from investees	8.1	8.1	—	—%
Other operating expense (income), net	0.1	(0.2)	(0.3)	150.0%
OPERATING INCOME	63.2	58.8	4.4	7.5%
Interest expense	10.4	11.0	0.6	5.5%
Other income, net	0.9	1.1	(0.2)	(18.2)%
INCOME BEFORE INCOME TAXES	53.7	48.9	4.8	9.8%
Income tax expense	9.9	11.3	1.4	12.4%
NET INCOME	$43.8	$37.6	$6.2	16.5%
PER SHARE DATA:
Basic earnings per share	$0.53	$0.45	$0.08	16.6%
Diluted earnings per share	$0.52	$0.45	$0.07	16.2%

	For the Three Months Ended September 30,		Favorable (Unfavorable)
Percent of Net sales	2024	2023	Percentage Points
Gross margin	27.6%	26.0%	1.6
Selling, general and administrative expenses	11.5%	10.4%	(1.1)
Research, development and engineering expenses	2.4%	2.8%	0.4
Net Sales
Net sales were $403.7 million for the three months ended September 30, 2024, an increase of $7.5 million compared to $396.2 million for the three months ended September 30, 2023. The increase in Net sales was mainly due to higher volumes of approximately $7.5 million and $5.2 million of favorable pricing impacts, partially offset by the unfavorable impacts of currency of $5.2 million.
Gross Margin
Gross margin was $111.3 million for the three months ended September 30, 2024, an increase of $8.4 million compared to $102.9 million for the three months ended September 30, 2023. The increase in Gross margin was mainly due to approximately $5.2 million of favorable pricing impacts as described above, $4.1 million of favorable commodities costs and higher volumes of approximately $2.6 million, partially offset by $1.4 million in unfavorable currency impacts, higher one-time separation costs of $1.2 million and a $0.9 million increase in manufacturing and other costs. Gross margin as a percentage of Net sales was 27.6% for the three months ended September 30, 2024, an increase of 1.6 percentage points compared to 26.0% for the three months ended September 30, 2023. The increase in Gross margin as a percentage of Net sales was primarily due to the items noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $46.4 million for the three months ended September 30, 2024, an increase of $5.1 million compared to $41.3 million for the three months ended September 30, 2023. The increase was primarily driven by increased people-related and consulting expenses and higher one-time separation costs of $0.4 million, partially offset by lower variable compensation costs. Selling, general and administrative expenses as a percentage of Net sales were 11.5% for the three months ended September 30, 2024, an increase of 1.1 percentage points compared to 10.4% for the three months ended September 30, 2023. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $9.7 million for the three months ended September 30, 2024, a decrease of $1.4 million compared to $11.1 million for the three months ended September 30, 2023. The decrease was primarily due to the timing of design projects and lower variable compensation costs. Research, development and engineering expenses as a percentage of Net sales were 2.4% for the three months ended September 30, 2024, a decrease of 0.4 percentage points compared to 2.8% for the three months ended September 30, 2023. The decrease in Research, development and engineering expenses as a percentage of Net sales was mainly due to the item noted above.
Income Tax Expense
In connection with the Separation, we entered into a tax matters agreement with Cummins that, among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the three months ended September 30, 2024 was 18.4%, a decrease of 4.7 percentage points compared to 23.1% for the three months ended September 30, 2023. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions and discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Amount	%
	(in millions)
NET SALES	$1,262.9	$1,228.4	$34.5	2.8%
Cost of sales	907.9	901.3	(6.6)	(0.7)%
GROSS MARGIN	355.0	327.1	27.9	8.5%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	138.8	126.4	(12.4)	(9.8)%
Research, development and engineering expenses	30.2	33.2	3.0	9.0%
Equity, royalty and interest income from investees	26.7	24.8	1.9	7.7%
Other operating expense, net	1.1	0.1	1.0	1,000.0%
OPERATING INCOME	211.6	192.2	19.4	10.1%
Interest expense	31.4	15.2	(16.2)	(106.6)%
Other income, net	3.7	2.2	1.5	68.2%
INCOME BEFORE INCOME TAXES	183.9	179.2	4.7	2.6%
Income tax expense	38.4	42.7	4.3	10.1%
NET INCOME	$145.5	$136.5	$9.0	6.6%
PER SHARE DATA:
Basic earnings per share	$1.75	$1.64	$0.11	6.6%
Diluted earnings per share	$1.74	$1.64	$0.10	6.3%

	For the Nine Months Ended September 30,		Favorable (Unfavorable)
Percent of Net sales	2024	2023	Percentage Points
Gross margin	28.1%	26.6%	1.5
Selling, general and administrative expenses	11.0%	10.3%	(0.7)
Research, development and engineering expenses	2.4%	2.7%	0.3
Net Sales
Net sales were $1,262.9 million for the nine months ended September 30, 2024, an increase of $34.5 million compared to $1,228.4 million for the nine months ended September 30, 2023. The increase in Net sales was mainly due to $21.9 million of favorable pricing impacts and higher volumes of $17.1 million, partially offset by the unfavorable impacts of currency of $4.5 million.
Gross Margin
Gross margin was $355.0 million for the nine months ended September 30, 2024, an increase of $27.9 million compared to $327.1 million for the nine months ended September 30, 2023. The increase in Gross margin was mainly due to approximately $21.9 million of favorable pricing impacts as described above, $6.9 million of favorable commodities and freight costs and higher volumes of approximately $5.9 million, partially offset by higher manufacturing and other costs of $4.7 million, $1.6 million in unfavorable currency impacts and $0.5 million of higher one-time separation costs. Gross margin as a percentage of Net sales was 28.1% for the nine months ended September 30, 2024, an increase of 1.5 percentage points compared to 26.6% for the nine months ended September 30, 2023. The increase in Gross margin as a percentage of Net sales was primarily due to the items noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $138.8 million for the nine months ended September 30, 2024, an increase of $12.4 million compared to $126.4 million for the nine months ended September 30, 2023. The increase was primarily driven by increased people-related and consulting expenses, partially offset by lower one-time separation costs of $2.0 million and lower variable compensation costs. Selling, general and administrative expenses as a percentage of Net sales were 11.0% for the nine months ended September 30, 2024, an increase of 0.7 percentage points compared to 10.3% for the nine months ended September 30, 2023. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $30.2 million for the nine months ended September 30, 2024, a decrease of $3.0 million compared to $33.2 million for the nine months ended September 30, 2023. The decrease was primarily due to standalone costs being favorable to previously allocated expenses under Cummins and lower variable compensation costs. Research, development and engineering expenses as a percentage of Net sales were 2.4% for the nine months ended September 30, 2024, a decrease of 0.3 percentage points compared to 2.7% for the nine months ended September 30, 2023. The decrease in Research, development and engineering expenses as a percentage of Net sales was mainly due to the items noted above.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees was $26.7 million for the nine months ended September 30, 2024, an increase of $1.9 million compared to $24.8 million for the nine months ended September 30, 2023. The increase was primarily due to higher earnings of $1.9 million from our joint ventures in India and China.
Other Operating Expense, Net
Other operating expense, net was $1.1 million for the nine months ended September 30, 2024, an increase of $1.0 million compared to $0.1 million for the nine months ended September 30, 2023. The increase in Other operating expense, net was primarily due to inventory write-offs related to warehouse transitions made during the year.
Interest Expense
Interest expense was $31.4 million for the nine months ended September 30, 2024, an increase of $16.2 million compared to $15.2 million for the nine months ended September 30, 2023. The increase in Interest expense was primarily due to the timing of borrowings under the Credit Agreement which began with our IPO in May 2023 compared to 2024 where we have had outstanding borrowings for the duration of the year.
Other Income, Net
Other income, net was $3.7 million for the nine months ended September 30, 2024, an increase of $1.5 million compared to $2.2 million for the nine months ended September 30, 2023. The increase in Other income, net was primarily due to higher interest income, as a result of higher cash balances.
Income Tax Expense
In connection with the Separation, we entered into a Tax Matters Agreement with Cummins that among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the nine months ended September 30, 2024 was 20.9%, a decrease of 2.9 percentage points compared to 23.8% for the nine months ended September 30, 2023. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions and discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total availability, which includes a $600 million term loan and a $400 million revolving credit facility. As of September 30, 2024, we have outstanding borrowings of $596 million on the term loan and zero on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $400 million as of September 30, 2024.
We believe that cash from operations and the facilities under our Credit Agreement will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for share repurchases and quarterly dividends in both the short and long term. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.
Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, tax liabilities, benefit plan obligations and lease expenses) as well as periodic expenditures for anticipated capital investments, shareholder returns (such as dividend payments and share repurchases), interest payments on our long-term debt and supporting any future acquisitions.
Long-term cash requirements primarily relate to funding long-term debt repayments and our long-term benefit plan obligations.
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We have the ability to access the capital markets and other sources of liquidity, which management believes are sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$85.4	$147.3
Net cash used in investing activities	(38.6)	(29.6)
Net cash (used in) provided by financing activities	(18.0)	21.1
Operating Cash Flow
Net cash provided by operating activities was $85.4 million for the nine months ended September 30, 2024, a decrease of $61.9 million compared to Net cash provided by operating activities of $147.3 million for the nine months ended September 30, 2023. The decrease was driven primarily by higher working capital requirements of $83.9 million, partially offset by higher net income and higher other liabilities primarily related to leases of $7.4 million. During the nine months ended September 30, 2024, higher working capital requirements resulted in a cash outflow of $81.9 million compared to a cash inflow of $2.0 million for the nine months ended September 30, 2023, mainly due to lower other accrued expenses, driven by one-time working capital inefficiencies associated with the move from intercompany settlement terms with Cummins to standalone practices of $26.9 million and variable compensation, higher inventories, lower trade payables and higher trade receivables.
Dividends received from our unconsolidated equity investees were $22.6 million and $17.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Dividends are typically paid in the second through the fourth quarters and are included in Net cash provided by operating activities.

Investing Cash Flow
Net cash used in investing activities for the nine months ended September 30, 2024 and September 30, 2023 was primarily used for capital expenditures. Our capital expenditures were $38.6 million (of which approximately $12.4 million related to One-time separation costs) and $29.6 million (of which approximately $4.8 million related to One-time separation costs) for the nine months ended September 30, 2024 and September 30, 2023, respectively, corresponding to approximately 3.1% of Net sales for the nine months ended September 30, 2024 and approximately 2.4% of Net sales for the nine months ended September 30, 2023.
Financing Cash Flow
Net cash used in financing activities for the nine months ended September 30, 2024 was $18.0 million and Net cash provided by financing activities for the nine months ended September 30, 2023 was $21.1 million. Net cash used in financing activities for the nine months ended September 30, 2024 consisted primarily of repurchases of common stock, dividends paid and payments made on our term loan. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of long-term debt proceeds from our borrowings of $650 million under our Credit Agreement, partially offset by net transfers of $580.3 million to Cummins as part of the Separation and $50 million repayment on our revolving credit facility.
Dividends
We paid dividends of $4.2 million in the first nine months of 2024 and none in the first nine months of 2023. The third quarter 2024 dividend of $0.05 per share, declared on July 17, 2024 for shareholders of record as of August 1, 2024, was paid on August 14, 2024. On October 17, 2024, the Board of Directors declared a quarterly cash dividend of $0.05 per share of Common stock. This dividend is payable on November 13, 2024 to shareholders of record as of October 31, 2024. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.
We anticipate that the 2024 distributions will be characterized as dividends under the U.S. federal income tax rules. The final determination will be made on an IRS Form 1099-DIV we expect to issue early 2025.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which provides a summary of our future minimum lease payments.
Debt
Our total debt was $596 million at September 30, 2024 and $600 million at December 31, 2023. At September 30, 2024, the weighted-average term of our outstanding long-term debt was 2.9 years. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.
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
•“Adjusted EBITDA” is defined as EBITDA after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company and “Adjusted EBITDA margin” is defined as Adjusted EBITDA as a percent of Net sales. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful measures of our operating performance as they allow investors and debt holders to compare our performance on a consistent basis without regard to one-time costs attributable to our becoming a standalone public company.
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

A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
NET INCOME	$43.8	$37.6	$145.5	$136.5
Plus:
Interest expense	10.4	11.0	31.4	15.2
Income tax expense	9.9	11.3	38.4	42.7
Depreciation and amortization	6.1	5.2	17.8	16.1
EBITDA (non-GAAP)	$70.2	$65.1	$233.1	$210.5
Plus:
One-time separation costs(a)	$8.9	$7.4	$18.7	$20.4
Adjusted EBITDA (non-GAAP)	$79.1	$72.5	$251.8	$230.9
Net sales	$403.7	$396.2	$1,262.9	$1,228.4
Net income margin	10.8%	9.5%	11.5%	11.1%
EBITDA margin (non-GAAP)	17.4%	16.4%	18.5%	17.1%
Adjusted EBITDA margin (non-GAAP)	19.6%	18.3%	19.9%	18.8%
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs.
A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(per share)
Diluted earnings per share	$0.52	$0.45	$1.74	$1.64
Plus:
One-time separation costs(a)	$0.11	$0.09	$0.22	$0.24
Less:
Tax impact of one-time separation costs(a)	$0.02	$0.02	$0.04	$0.06
Adjusted earnings per share	$0.61	$0.52	$1.92	$1.82
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months ended September 30, 2024 and 2023 were $1.6 million and $1.7 million, respectively, and for the nine months ended September 30, 2024 and 2023 were $3.8 million and $4.8 million, respectively.

A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Cash provided by operating activities	$70.7	$58.3	$85.4	$147.3
Less:
Capital expenditures	$16.4	$10.5	$38.6	$29.6
Free cash flow	$54.3	$47.8	$46.8	$117.7
Plus:
One-time separation capital expenditures	$5.1	$2.2	$12.4	$4.8
Other one-time separation related(a)	5.3	—	26.9	—
Adjusted free cash flow	$64.7	$50.0	$86.1	$122.5
(a)Primarily comprised of one-time working capital inefficiencies associated with the move from intercompany settlement terms with Cummins to standalone practices.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of our financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical accounting policies and estimates which affect our more significant estimates and assumptions used in preparing our consolidated financial statements are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would not have a material impact on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and September 30, 2023. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
Our interest rate risk relates primarily to our $600 million term loan facility and our five-year $400 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at September 30, 2024, a 0.125% change in SOFR would have a $0.7 million annual impact on interest expense. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements included in this report for further information.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize enterprise resource planning, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. During the quarter ended September 30, 2024, the Company implemented a new enterprise resource planning system for core business processes supporting financial information and reporting. There have been no material additional implementations during the quarter ended September 30, 2024. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.
There was no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, Atmus’ internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below:
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
Further, as part of the Separation, we implemented interim operational arrangements in certain markets due to regulatory requirements, the need to obtain consents from local governmental authorities, and other business reasons. For example, in Mexico, we previously operated as part of Cummins maquiladora, as we worked to stand-up our own maquiladora, which was completed during the third quarter of 2024. A maquiladora requires numerous governmental approvals and consents. If we fail to obtain any of these approvals or consents, or if such approvals or consents are delayed beyond the date agreed to with Cummins as part of the Separation, our business, financial condition, results of operations and cash flows would be adversely affected.
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
Our stock repurchase program could affect the price of our common stock and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Further, our stock repurchase program may be suspended, delayed or discontinued at any time, which could cause the market price of our common stock to decline. Repurchases pursuant to our stock repurchase program could affect our stock price and the existence of our stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds - Repurchase of Equity in this Form 10-Q. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock.
We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.
We have no obligation to continue paying a quarterly cash dividend to holders of our common stock, and our dividend policy may change at any time without notice to our stockholders. The payment of any dividends in the future to our stockholders, and the timing and amount thereof, will fall within the discretion of our Board of Directors. Our Board of Directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in the agreements governing our indebtedness, general economic business conditions, industry practice, legal requirements and other factors that our Board of Directors may deem relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends in this Form 10-Q. We cannot assure you that we will pay our anticipated dividend in the same amount or frequency, or at all, in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Repurchase of Equity by the Company
Our stock repurchase activity for each of the three months in the quarter ended September 30, 2024 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2024	—	$—	—	$150.0
August 1-31, 2024	307,591	32.53	307,591	140.0
September 1-30, 2024	—	—	—	140.0
For the Quarter Ended September 30,2024	307,591	$32.53	307,591
On July 17, 2024, our Board of Directors authorized a $150 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Since the inception of the program, we repurchased approximately $10.0 million of Common stock pursuant to this authorization and as of September 30, 2024, we had approximately $140.0 million of share repurchase authorization remaining. See related information in Note 12, Share Repurchase Program. While not considered repurchases of shares, the

Company does at times withhold shares that would otherwise be issued under stock-based awards to pay the related taxes for grants of stock-based awards that vested.
Item 5. Other Information
(c) 10b5-1 Trading Arrangements
During the third quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Regulation S-K).
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

*
Filed with this Quarterly Report on Form 10-Q are the following materials formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE J. DISHER	By:	/s/ JACK M. KIENZLER
Stephanie J. Disher		Jack M. Kienzler
Chief Executive Officer and President		Senior Vice President, Chief Financial Officer and
(Principal Executive Officer)		Chief Accounting Officer
November 8, 2024		(Principal Financial Officer)
November 8, 2024