Form 10-K
period 2024-12-31
Atmus Filtration Technologies Inc.
filed 2025-02-21
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 001-41710
Atmus Filtration Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1611079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 Century Boulevard, Nashville, Tennessee 37214
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (615) 514-7339
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ATMU	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $2,399.1 million (based on the closing price of $28.78 as reported on the New York Stock Exchange as of that date).

As of January 31, 2025, 82,866,170 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates information from certain portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the fiscal year to which this report relates.

ATMUS FILTRATION TECHNOLOGIES INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
Overview
Atmus is one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. Atmus designs and manufactures advanced filtration products, principally under the Fleetguard brand, that enable lower emissions and provide superior asset protection. Atmus estimates that approximately 14% of Atmus’ net sales in 2024 were generated through first-fit sales to original equipment manufacturers (“OEM”s), where Atmus’ products are installed as components for new vehicles and equipment, and approximately 86% were generated in the aftermarket, where Atmus’ products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on Atmus’ more than 65-year history, Atmus continues to grow and differentiate itself through its global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
For the year ended December 31, 2024, Atmus generated $1,669.6 million in Net sales, $185.6 million in Net income and $329.5 million in Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures” in this Annual Report on Form 10-K for a description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net income, the most directly comparable financial measure calculated in accordance with U.S. GAAP.
Atmus’ Business Strategy
The company has four pillars as part of its strategy to create value for customers and drive profitable growth. Below are each of the priorities and areas of focus related to each priority.
Grow share in first-fit in core markets
•Grow market share with leading OEMs.
•Support technology transitions with leading OEMs.
•Enhanced product content per vehicle.
•Accelerate new product development.
Accelerate profitable growth in the aftermarket
•Expand Atmus’ product portfolio.
•Use analytics to target and capture growth opportunities.

•Expand reach through multi-channel distribution.
•Invest in product technology advantage to enhance value and protect revenue.
Transform Atmus’ supply chain
•Drive services and availability.
•Optimize network.
•Transform cost structure.
•Invest in capabilities for the future.
Expand into Industrial Filtration Markets
•Build sustainable growth by expanding and diversifying into the industrial filtration market.
•Leverage global footprint and existing technical capabilities to open new opportunities for growth.
•Develop capabilities, whether organically or through acquisitions or strategic partnerships, to enter new markets with long-term growth prospects.
Atmus’ Global Footprint
Atmus serves end-users globally, with approximately 48% of its Net sales in 2024 from outside of the United States and Canada. Atmus believes that it, together with its joint ventures in China and India, has a leading position in its core markets, based on Net sales in 2024. Atmus maintains strong global customer relationships, supported by an established salesforce with work locations in over 25 countries as of December 31, 2024. Also, as of December 31, 2024, Atmus operates through 11 distribution centers, 10 manufacturing facilities and five technical facilities plus 10 manufacturing facilities and two technical facilities operated by its joint ventures, giving Atmus presence on six continents.

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
Atmus’ Competitive Strengths
Technology leadership and deep industry knowledge enable Atmus to deliver better customer solutions
Atmus combines a culture of innovation with deep-seated experience in its industry to deliver superior filtration solutions for its customers. Atmus’ technical team develops a range of filtration technologies, including filtration media, filter element formation, filtration systems integration and service-related solutions such as remote digital diagnostic and prognostic platforms and analytics. Atmus’ technical team of approximately 350 engineers, scientists and technical specialists are located in five technical centers around the world, with approximately 25% holding advanced technical degrees. Atmus’ team draws on a more than 65-year history focused on filtration and media technologies. Atmus has a broad IP portfolio with over 1,200 worldwide active or pending patents and patent applications and over 600 worldwide trademark registrations and applications as of December 31, 2024.
Atmus has leveraged this expertise not only to develop its cutting-edge filters, filter systems and filtration media but also to manufacture a large portion of its proprietary filtration media. This allows Atmus to move swiftly from development to application of filtration technologies that protect and enhance the operation of its customer’s equipment and machines. StrataPore, NanoNet, NanoForce, NanoNet Plus and most recently, NanoNet N3 product families have enabled engines and equipment to meet continually changing emissions and performance requirements.
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
Partnering with leading OEMs
Atmus has a strong history as a supplier to leading OEMs, including Cummins, Daimler, Deere, Doosan, Foton, Komatsu, Paccar/DAF, the Traton Group, Stellantis and Volvo. Atmus sells both first-fit and aftermarket products to these customers and has been selling to each of them for at least 10 years. These customers in the aggregate accounted for approximately 68% of Atmus’ net sales in 2024 and have consistently accounted for more than 67% of Atmus’ net sales in each of the last five years. Atmus has written agreements with most of its key customers that specify certain purchase parameters, but do not obligate them to specific volumes. Atmus invests in its relationships and utilizes its technical strengths to win first-fit business with these OEMs, which drives Atmus’ installed base, yielding strong recurring revenue streams in the aftermarket. The OEMs also provide Atmus with early insight into technological developments and evolving product requirements within the broader engine and industrial application industry, allowing Atmus to be well positioned as the world shifts towards more complex modular filtration systems and filtration for other power sources.
Cummins is Atmus’ largest customer and accounted for approximately 17.6% of Atmus’ net sales in 2024. This relationship is defined by the first-fit supply agreement and the aftermarket supply agreement. These supply agreements will help give Atmus visibility and stability to its future sales within the terms of the agreements. In addition, for 65 years prior to the Separation, Atmus’ sales and technical teams have been embedded with Cummins, allowing Atmus to have a deep understanding of their needs, which enables Atmus to deliver high-quality, high-performance products that deliver value to Cummins. Atmus partners with Cummins in all regions to win end-user accounts in the aftermarket and create a preference for the Fleetguard brand.
Multi-channel path to diverse global markets
Atmus’ global presence provides a diverse and stable customer base across truck, bus, agriculture, construction, mining and power generation vehicles and equipment markets. Atmus’ current core markets are on-highway and off-highway, representing approximately 60% and 40% of Atmus’ net sales in 2024, respectively.
Atmus estimates that approximately 86% of Atmus’ net sales in 2024 were generated in the aftermarket.
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
Atmus typically ships directly from its 11 distribution centers (as of December 31, 2024) worldwide to its channel partners, which provides direct connection and detailed understanding of Atmus’ customer and end-user base. Atmus’ comprehensive distribution and market coverage are vital to maintaining its broad reach, global presence and brand recognition.
Experienced leadership team with a proven track record of driving growth
Atmus is led by an energized and experienced senior leadership team with extensive industry experience with Cummins and other leading industrial companies. Atmus’ strategic vision and culture are directed by its executive leadership team under the leadership of its Chief Executive Officer and President, Stephanie J. Disher, its Senior Vice President, Chief Financial Officer and Chief Accounting Officer, Jack M. Kienzler, its Senior Vice President and Chief People Officer, Renee M. Swan and its Senior Vice President and President, Power Solutions, Charles E. Masters. Stephanie J. Disher joined Cummins in 2013 and has over 20 years of experience in leadership positions, including international assignments in Australia, Asia, and the United States. Most recently, Stephanie J. Disher served as Vice President, Cummins and President, Cummins Filtration where she has demonstrated a continued track record of strong business performance, innovation and operational excellence. Jack M. Kienzler joined Cummins in 2014 and has over 15 years of finance experience. He most recently served as the Executive Director of Investor Relations at Cummins, having formerly led the Corporate Development team. Renee M. Swan joined Atmus in August 2023 and has over 20 years of experience in human resources and talent management. Charles E. Masters joined Cummins in 2003 and has over 20 years of experience in global sales and operational leadership roles within Cummins. Atmus’ leadership team has the ability to develop and execute its strategic vision and aims to create long-term shareholder value. Atmus benefits from its team’s industry knowledge and track record of successful product innovation and financial performance. Additionally, members of Atmus’ senior leadership team have strong experience executing and integrating acquisitions and strategic partnerships to drive accelerated growth and improved profitability.
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
Materials
The principal materials that Atmus uses directly in manufacturing its products are steel, filter media and petrochemical-based products, including plastic, rubber and adhesives products. Atmus expects these materials to be available from numerous sources in quantities sufficient to meet our requirements. In 2024, material costs represented approximately 61% of Atmus’ cost of sales, compared to 57% of Atmus’ cost of sales in 2023.
Customer Concentration
Atmus has thousands of customers around the world and has developed long-standing business relationships with many of them. Cummins is Atmus’ largest customer, accounting for approximately 17.6% of Atmus’ net sales in 2024, 17.4% in 2023 and 19.3% in 2022, respectively. In connection with the Separation, Atmus entered into a first-fit supply agreement and an aftermarket supply agreement with Cummins for Atmus’ first-fit and aftermarket products. These agreements provide for continuation of Atmus’ supply to Cummins for all of its first-fit applications that Atmus currently supports, commitment to first-fit supply for certain upcoming product launches, and continued supply to Cummins of its full line of aftermarket filtration needs. It does not commit a specific volume of filters or related products. The loss of this customer or a significant decline in the production level of Cummins engines that use Atmus’ filters would have an adverse effect on Atmus’ business, financial condition, results of operations or cash flows.
In addition to the agreement Atmus entered into with Cummins, Atmus has long-term agreements with many of its largest customers. Collectively, Atmus’ net sales from its next four top customers, other than Cummins, was approximately 40% of Atmus’ net sales in 2024 and approximately 39% in 2023 and 2022, respectively. Excluding Cummins, two other customers, PACCAR and the Traton Group, accounted for more than 10% of Atmus’ net sales in 2024. Atmus’ customer agreements typically contain standard purchase and sale agreement terms covering filter pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of Atmus’ agreements with OEM customers is that they are long-term price and operations agreements that provide for the availability of Atmus’ products to each customer through the duration of the respective agreements. Where Atmus has such agreements in place, its customers typically place purchase orders with it pursuant to these agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
Intellectual Property
Atmus owns or controls a broad range of intellectual property rights, including a significant number of patents, trademarks, copyrights, trade secrets and other forms of intellectual property rights in the United States and foreign countries. Atmus has a broad IP portfolio with over 1,200 worldwide active or pending patents and patent applications and over 650 worldwide trademark registrations and applications as of December 31, 2024, which were granted and registered over a period of years. Atmus’ leading brand house trademark is Fleetguard. Atmus protects its innovations that arise from research and development through patent filings, as well as through trade secrets. Although these patents, trademarks and trade secrets are generally considered beneficial to Atmus’ operations, Atmus does not believe any patent, group of patents, trademark or trade secret is solely responsible for protecting its products.
Research, Development and Engineering
In 2024, Atmus continued to invest in future critical technologies and products. Atmus will continue to make investments to develop new technologies and improve its current products to meet increasing and changing emissions and engine performance requirements globally for diesel and hydrocarbon-powered equipment. In addition to building on its core technologies, Atmus is making investments in filtration and separation technologies required and used by electric powered vehicles, hydrogen production and other industrial systems.
Atmus’ research, development and engineering programs are focused on product improvements, product extensions, innovations and cost reductions for its customers. Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed when incurred. Research, development and engineering expenses were $40.6 million, $42.5 million, and $38.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Seasonality
Many of the Company’s end markets are generally stronger in the first half of the Company’s fiscal year. In addition, the second half of the fiscal year contains more holiday periods, which typically includes more customer closures. Also, individual product lines may experience modest seasonal variation in production, this does not, however, have material impact on demand on a quarterly basis.
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
Human Capital Resources
As of December 31, 2024, Atmus employed approximately 4,500 persons worldwide. As of December 31, 2024, approximately 53% of Atmus’ employees worldwide were represented by various unions under collective bargaining agreements. Among these collective bargaining agreements, those for the employees in Mexico, Brazil and France are renewed annually after compensation negotiations, while the collective bargaining agreement for the Cookeville, Tennessee plant typically has a four- to five-year term. Collective bargaining for Brazil Annual Profit Sharing will take place on February 19, 2025. Annual term collective bargaining for Mexico and France were recently successfully completed. These collective bargaining agreements have terms that will expire between December 2025 and February 2026. Contract negotiations at the Cookeville, Tennessee plant took place in February of 2024 resulting in a new four year contract that will expire at the end of its four year term on February 29, 2028.
Throughout Atmus’ more than 65-year history, Atmus has always recognized that people are the strength of its business and drive its ability to effectively serve its customers and sustain its competitive position. Atmus believes that the composition of its workforce gives it advantages relating to cost and capability when compared to its peers. The global COVID-19 pandemic redefined the way Atmus has traditionally worked and created both new expectations by employees, as well as new ways to work flexibly and seamlessly on a global basis. Atmus is embracing these opportunities as Atmus simplifies its organizational structures and processes, further empowers managers and employees to make decisions and generate positive results, increases employee communication and interaction with senior leadership and enhances a work environment that is inclusive, transparent, agile and team-oriented.
Purpose and Core Values
Atmus is a purpose-driven company. Atmus’ purpose is ‘Creating a better future by protecting what is important.’ Atmus creates and innovates every day. With a forward focus, Atmus never sits still. Atmus realizes the world is bigger than it, and it aspires for a better future for shared humanity. Atmus’ products protect its customers, their equipment and their livelihoods. Atmus protects What is important to its people, the planet, and its customers.
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
Atmus’ benefit programs are aligned with Atmus’ values, including health insurance, retirement plans and wellness programs. The U.S. medical benefits include a tiered cost-sharing structure based on salary. This is in place to make healthcare more affordable for lower income employees and helps to attract and retain talent across the organization.

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
Inclusion and Diversity
Inclusion and diversity at all levels of Atmus are critical to its ability to innovate, win in the marketplace and create sustainable success. Having inclusive and diverse workplaces allows Atmus to attract and retain the best employees to deliver results for its shareholders. Building on a long history that has emphasized inclusion and diversity, Atmus will continue to seek opportunities and invest in processes that attract, develop and retain diverse talent, globally. Atmus will measure outcomes and ensure that all employees can benefit from being a part of Atmus. This starts by ensuring that the leadership of Atmus is diverse. At this time, three out of Atmus’ seven directors are female, including its Chief Executive Officer, and two out of its seven directors are ethnically diverse. In addition, 38% of Atmus’ executive team is female, including its Chief Executive Officer, and 13% is ethnically diverse.
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

MANAGEMENT OF ATMUS
Executive Officers
The following table sets forth information, as of February 21, 2025, regarding the individuals who serve as Atmus’ executive officers, followed by a biography of each executive officer.

Name	Age	Positions
Stephanie J. Disher	49	Chief Executive Officer and President
Jack M. Kienzler	39	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Renee M. Swan	44	Senior Vice President and Chief People Officer
Charles E. Masters	52	Senior Vice President and President, Power Solutions
Stephanie J. Disher currently serves as Atmus’ Chief Executive Officer and President. Ms. Disher previously served as Vice President, Cummins and President, Cummins Filtration. Prior to that role, Ms. Disher served in various leadership roles since joining Cummins in 2013, including as Operations Director and Managing Director for Cummins in the South Pacific region. Ms. Disher holds a bachelor’s degree in Commerce from the University of Western Sydney and a Master of Business Administration from the University of Melbourne.
Jack M. Kienzler currently serves as Atmus’ Senior Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Kienzler previously oversaw the financial activities of Cummins Filtration Inc. as its Chief Financial Officer. Mr. Kienzler served in various leadership roles since joining Cummins in 2014. Mr. Kienzler holds a Bachelor of Science in Finance and Accounting from Indiana University and a Master of Business Administration from the Indiana University Kelley School of Business.
Renee M. Swan currently serves as Atmus’ Senior Vice President and Chief People Officer. Ms. Swan previously served as Vice President of Human Resources for the communication systems segment of L3Harris Technologies, Inc. Ms. Swan has over two decades of experience in human resources disciplines, having spent time with Kennametal, Honeywell International, and Eaton Corporation in progressive human resources responsibilities. Ms. Swan has a Master of Professional Studies in Human Resource Management from Cornell University, a Master of Business Administration degree from Point Park University and a Bachelor's in Communications from the University of Pittsburgh.
Charles E. Masters currently serves as Atmus’ Senior Vice President and President, Power Solutions and previously served as Executive Director of Global Sales and Marketing of Cummins Filtration Inc. Prior to that role, Mr. Masters served in various leadership roles since joining Cummins in 2003, including as General Manager of Eaton Cummins Automated Transmission Technologies from 2018 to 2021 and as President of Cummins Western Canada from 2016 to 2018. Mr. Masters holds a Bachelor of Commerce from the University of Alberta and a Master of Business Administration from Harvard Business School.
Item 1A. Risk Factors
These risk factors could materially affect our business, financial condition, results of operations and cash flows. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of our business. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K for the fiscal-year ended December 31, 2024, and should also carefully consider the matters addressed in the section herein entitled “Cautionary Statements and Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, financial condition, results of operation or cash flows. The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and notes to the financial statements included herein.
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
•The loss of a top OEM relationship or changes in the preferences of Atmus' aftermarket end-users.
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
•Unexpected events, including natural disasters.
•Difficulty operating as a standalone company.
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
Risks Related to Macroeconomic and Geopolitical Conditions
•Increased tariffs or the imposition of other barriers to international trade.
•Political, economic, and social uncertainty in geographies where Atmus has significant operations or large offerings of products.
•Uncertain worldwide and regional market and economic conditions.
Risks Related to Atmus’ Relationship with Cummins
•Potential failure of performance by Atmus or Cummins under transaction agreements executed as part of the Separation.
•Potential indemnification liabilities to Cummins pursuant to the Separation Agreement.
•Potential indemnification from Cummins may be insufficient to insure Atmus against the full amount of such liabilities;
•Terms from unaffiliated third parties may have been better than what Atmus received in agreements with Cummins;
Risks Related to Atmus’ Capital Structure
•Changes in capital and credit markets.
•Substantial indebtedness consisting of Atmus’ term loan and revolving credit facility, which may impact Atmus' ability to service all its indebtedness and react to changes in the industry.
•Substantially all Atmus' assets pledged as security for its term loan and revolving credit facility.
Risks Related to Ownership of Atmus Common Stock
•Fluctuations in the price of Atmus common stock.
•Atmus’ stock repurchase program may be suspended or terminated at any time.

•No guarantee of the payment, timing or amount of any dividend.
•Applicable laws and regulations, provisions of Atmus' amended and restated certificate of incorporation and Atmus' bylaws and certain contractual rights granted to Cummins that may discourage takeover attempts and business combinations that stockholders might consider in their best interests.
•The designation of the Court of Chancery in the State of Delaware and the federal district courts for the District of Delaware as exclusive forums provision in Atmus’ amended and restated certificate of incorporation.
•Atmus’ historical consolidated financial statements are not necessarily representative of the results that would have been achieved as a standalone company.
Risks Related to Our Business Operations
We have significant customer concentration, with Cummins, PACCAR and the Traton Group respectively accounting for approximately 17.6%, 16.5% and 12.2% of our net sales for the year ended December 31, 2024. The loss of such net sales to any of such significant customers would have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Cummins is our largest customer. For the year ended December 31, 2024, net sales to Cummins accounted for approximately 17.6% of our net sales. Sales to Cummins joint ventures and to distributors that Cummins has a relationship also account for a portion of our net sales. A portion of our net sales is dependent upon customer acceptance of, and demand for, Cummins’ engines or generators that use our filters. This customer concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by Cummins. While our relationship with Cummins is defined by our first-fit supply agreement and aftermarket supply agreement, we may fail in the future to renew these contracts, and, moreover, even if renewed, Cummins’ purchasing power may give it the ability to make greater demands on us with regard to pricing and contractual terms in general. In addition, Cummins may procure supplemental supply of top volume aftermarket products from alternative suppliers for a limited time if we fail to meet certain delivery performance requirements or if we do not offer a product or similar product for sale.
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
For the year ended December 31, 2024, net sales to PACCAR and the Traton Group accounted for approximately 16.5% and 12.2%, respectively, of our net sales. We cannot guarantee that PACCAR or the Traton Group will always choose to purchase our products. The loss or substantial reduction of sales to PACCAR or the Traton Group could materially and adversely affect our business, financial condition, results of operations or cash flows.
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
We earn equity, royalty and interest income from our joint venture in China — Shanghai Fleetguard Filter Co. Ltd., where we indirectly hold 50% of the economic interest. We also earn equity, royalty and interest income from our joint ventures in India — Fleetguard Filter Private Ltd. (“FFPL”), where we directly hold 49.491% of the economic interest (and 50% of the voting interest), and Filtrum Fibretechnologies Pvt. Ltd., where we hold, directly or indirectly, 49.75% of the economic interests (25% directly and 24.75% indirectly through our proportionate ownership of FFPL’s 50% ownership interest). For the year ended December 31, 2024, we recognized $34.3 million of equity, royalty and interest income from investees, compared to $33.6 million for the year ended December 31, 2023 and $28.0 million for the year ended December 31, 2022. Of these amounts, $21.8 million, $21.5 million and $17.1 million, respectively, were from our joint venture in India — FFPL. Although a significant percentage of our net income is derived from these unconsolidated entities (which were approximately 18.5% for the year ended December 31, 2024, approximately 19.6% for the year ended December 31, 2023 and 16.4% for the year ended December 31, 2022, of which approximately 11.7%, approximately 12.6% and approximately 10.0% were from FFPL for the year ended December 31, 2024, 2023 and 2022, respectively), we do not unilaterally control their management or their operations, which puts a substantial portion of our net income and cash flow through dividend payments at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
In particular, our continued success will depend in part on our ability to retain the talents and dedication of key employees. As of December 31, 2024, we employed approximately 350 total technical employees. As of December 31, 2024, 47% of our technical employees were employed outside the United States, in India, China and France, many of whom we consider key employees. If enough key employees terminate their employment or become ill or otherwise cannot work, our business activities may be adversely affected and our management team’s attention may be diverted. In addition, we may not be able to locate suitable replacements for any key employees who leave.
We face risks from strategic transactions, such as acquisitions, divestitures, joint ventures and other similar arrangements that we may pursue or undertake.
We are actively evaluating potential strategic acquisitions or investment opportunities and consider divestitures of non-strategic business lines, and the filtration business has historically pursued and undertaken certain of those opportunities. For example, in 1987 and 1994, our filtration business established our joint ventures in India and China, respectively, for our entry into those two markets, and has continued to explore additional joint ventures since then. Acquisitions, joint ventures and strategic investments could negatively impact our profitability and financial condition due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization of expenses related to intangible assets. There are also a number of other risks inherent to acquisitions, including the potential loss of key customers and suppliers of the acquired businesses or adverse effects on relationships with existing customers and suppliers; the inability to identify all issues or potential liabilities during due diligence; difficulties or delays in integrating and assimilating the acquired operations and products or in realizing projected efficiencies, growth prospects, cost savings and synergies; the loss of key employees; the potential increase in exposure to more onerous or costly legal and regulatory requirements and the diversion of management’s time and attention away from other business matters, which may prevent us from realizing the anticipated return on our investment. Additionally, we may require substantial additional capital, which could be raised pursuant to debt or equity financings, to pursue acquisitions and other business ventures, if any, in the future. We cannot assure you that we will be able to raise such additional capital on commercially reasonable terms, or at all. Divestitures may involve significant challenges and risks, such as difficulty separating out portions of our business or the potential loss of revenue or negative impacts on margins. Divestitures may also result in ongoing financial or legal proceedings, such as retained liabilities, which could have an adverse impact on our business, financial condition, results of operations and cash flows. Further, during the pendency of a proposed transaction, we may be subject to risks related to a decline in the business, loss of employees, customers or suppliers and the risk that the transaction may not close, any of which could adversely impact our business. Additionally, because acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements are inherently risky, any such transaction may not be successful and may, in some cases, harm our business, financial condition, results of operations or cash flows. Failure to complete any such planned transaction may adversely impact our business, financial condition, results of operations or cash flows.
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
As of December 31, 2024, we employed approximately 4,500 persons worldwide. As of December 31, 2024, approximately 53% of our employees worldwide were represented by various unions under collective bargaining agreements. Among these collective bargaining agreements, those for the employees in Mexico, Brazil and France are renewed annually after compensation negotiations, while the collective bargaining agreement for the Cookeville, Tennessee plant typically has a four- to five-year term. Collective bargaining for Brazil Annual Profit Sharing will take place on February 19, 2025. Annual term collective bargaining for Mexico and France were recently successfully completed. These collective bargaining agreements have terms that will expire between December 2025 and February 2026. Contract negotiations at the Cookeville, Tennessee plant took place in February of 2024 resulting in a new four year contract that will expire at the end of its four year term on February 29, 2028. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. For example, during periodic collective bargaining in 2020, the United Auto Workers union representing manufacturing employees at the Cookeville, Tennessee site conducted a strike for six weeks after failing to accept modified terms and conditions offered. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by us, our customers or suppliers could result in slowdowns or closures that would have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our products are exposed to variability in material and commodity costs.
Our business establishes prices with our customers in accordance with contractual timeframes; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions, which may lead to an adverse impact on our profit margins. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. Economies around the world have also generally seen significant inflationary pressures since 2021. Although those inflationary pressures began to abate towards the end of 2023 and stabilize by the end of 2024, we are still subject to the risk of material and commodity cost increases and there can be no assurances that such cost increases do not return in 2025 and beyond. As of the date of this Annual Report on Form 10-K, we have not entered into any hedging arrangements or agreements with respect to the purchase of the commodities used in our products. While we customarily have contractual pricing adjustment mechanisms with our first-fit customers that attempt to address some of these risks (notably with respect to steel and resins), there can be no assurance that material and commodity price fluctuations will not adversely affect our business, financial condition, results of operations or cash flows. In addition, while the use of contractual pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, we potentially forego the benefits that might result from favorable fluctuations in costs. As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, could result in declining margins.
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
While we have not experienced significant global surges or declines in demand, for much of 2022, overall demand exceeded our ability to fully meet such demand, resulting in an elevated level of backlog. During 2023 and 2024, the level of backlog reduced and stabilized from peak level.
A number of our customers operate in similar cyclical industries and economic conditions in these industries could impact our sales.
Three customers each accounted for 10% or more of our net sales in 2024, 2023 and 2022. Cummins is one of our key customers and accounted for approximately 17.6% of our net sales in 2024. While our relationship with Cummins has been secured through our first-fit supply agreement and aftermarket supply agreement, both of which have an initial term of five years from the date of our IPO (except with respect to certain new products under the first-fit supply agreement, for which a five-year term commences from the date of the start of production), Cummins operates in both global off-highway and on-highway industries and is subject to the cyclicality of those industries. A number of our other customers, including PACCAR and the Traton Group, are also concentrated in similar cyclical industries, including off-highway industries such as construction, agriculture, mining, oil and gas and power generation, as well as on-highway industries such as truck, bus, vocational and recreational vehicles. This exposes our business to additional risk based on our customers’ respective economic conditions. Our success is also dependent on retaining key customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Changes in economic conditions could materially and adversely impact our business, financial condition, results of operations or cash flows.
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
There could be an occurrence of one or more unexpected events, including a terrorist attack, war or civil unrest, a weather event, an earthquake, a pandemic, cyber-attack or other catastrophe in countries in which we operate or in which our suppliers are located.

Such an event could result in physical damage to and complete or partial closure of one or more of our headquarters, manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to customers and disruption of information systems. The insurance coverage we have entered into, may not provide protection for all costs that may arise from any such event. Any disruption in our operations could have an adverse impact on our ability to meet our customer needs or may require us to incur additional expenses in order to produce sufficient inventory. Certain unexpected events could adversely impact our business, financial condition, results of operations or cash flows.

As a result of the Separation, we may experience difficulty operating as a standalone company.

Because we have limited experience operating as a standalone company following the Separation, we may encounter difficulties doing so in the future. For example, if we do not accurately estimate the level of resources required to operate as a standalone company, we may need to acquire additional assets and resources, which could be costly, and in connection with the Separation, may also face difficulty in separating certain aspects of our business from Cummins, including incurring accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring or reassigning our personnel, costs related to establishing a new brand identity in the marketplace and costs to separate information systems and creating standalone administrative units or distribution centers in our business post-separation. For example, we established our own standalone warehouse in Belgium in November 2024, and we have not yet realized normal operating levels. Our business, financial condition, results of operations or cash flows could be materially adversely affected if we have difficulty operating as a standalone company.
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
Our products are subject to many laws and regulations in the jurisdictions in which we operate. We routinely incur costs to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our customers’ requirements. The discovery of noncompliance issues could have a material adverse impact on our reputation, brand, business, financial condition, results of operations or cash flows.
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
We operate our business on a global basis and changes in international, national and regional trade laws, regulations, and policies affecting and/or restricting international trade could adversely impact the demand for our products and our competitive position.
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment, including as a result of the recent change in U.S. presidential administration, can affect the demand for our products and services, causing customers and end-users to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement, the U.S. trade relationships with China, Brazil and France and the Comprehensive Economic Partnership Agreement between India and South Korea. Efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs (including, but not limited to, additional tariffs on the import of steel or aluminum and imposition of new or retaliatory tariffs against certain countries, including based on developments in U.S.-China, U.S.-Mexico, U.S.-Canada, U.S.-Russia and EU-Russia relations), import or export licensing requirements, and exchange controls or new barriers to entry, could limit our ability to capitalize on current and future growth opportunities in international markets, impair our ability to ship media from our plant in South Korea directly to our joint venture partners, impair our ability to expand the business by offering new technologies, products, and services, and could adversely impact our production costs, customer and end-user demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We are subject to income taxes in the U.S. and numerous international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by the adoption of new tax legislation, changes in the amounts or composition of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. Additionally, we have been subject to tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We may have to engage in litigation to achieve the results reflected in our tax estimates, and such litigation may be time consuming and expensive. We regularly assess the likely outcomes of any audits in order to determine the appropriateness of our tax provision. The amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amounts previously included in our income tax provisions and accruals, which could materially and adversely affect our business, financial condition, results of operations or cash flows.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Co-operation and Development (“OECD”) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting. As a result, the tax laws in the United States and other countries in which we do business could change on a prospective or retroactive basis, including as a result of the recent change in U.S. presidential administration, and any such changes could adversely affect our business, financial condition, results of operations or cash flows.
Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.
Due to the international scope of our operations, we are subject to a complex system of commercial regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance, as well as new regulatory requirements regarding privacy and data protection, such as the European Union General Data Protection Regulation. For example, in January 2024, the Tax Administration Service in Mexico amended the customs requirements for transactions between a maquiladora in Mexico shipping its manufactured goods to a domestic Mexican company resulting in increased costs for our Mexican operations. Our foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business and result in an adverse effect on our reputation, business, financial condition, results of operations or cash flows. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Our continued expansion outside the United States, including in China, India and developing countries, and our development of new partnerships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future. Despite our policies, procedures and compliance programs, our internal control and compliance systems may not be able to protect from prohibited acts willfully committed by our employees, agents or business partners that would violate such applicable laws and regulations. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. For example, actions taken by OFAC in response to the Russia-Ukraine War have included the imposition of export controls and broad financial and economic sanctions against Russia, Belarus and specific areas of Ukraine. Any violation or alleged violation of these laws and regulations, even if prohibited by our policies, could result in criminal or civil sanctions, reputational damage or other substantial costs and penalties, any of which could adversely affect our business, financial condition, results of operations or cash flows. In particular, we may be held liable for actions that our joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Any such improper acts could damage our reputation, subject us to civil or criminal judgments, fines or penalties, and could otherwise disrupt our business.
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
While we continually work to safeguard our information technology environment and mitigate potential risks, there is no assurance that these actions will be sufficient to timely detect or prevent information technology security threats, such as security breaches, computer malware, ransomware attacks and other cyber-attacks, which are increasing in both frequency and sophistication, along with power outages or hardware failures. These threats could result in unauthorized access, use, modification, disclosure, loss or theft of information, including intellectual property, costly investigations, remediation efforts, notification requirements, privacy or data protection-related compliance obligations, legal claims or proceedings, government enforcement actions, civil or criminal penalties, fines, diversion of management attention, operational changes or other response measures, loss of customer confidence in our security measures, loss of business partners, and negative publicity that could adversely affect our brand, reputation, business, financial condition, results of operations or cash flows. Our cyber insurance policies may not cover, or may cover only a portion of, any potential claims related to such events or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed or defense costs incurred. We also cannot be certain that we will be able to maintain insurance coverage, on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach, or that the insurer will not deny coverage of any future claim.
In addition, data we collect, store and process are subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation, which may carry significant potential penalties for noncompliance.
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
We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our business, financial condition, results of operations or cash flows. For example, 39% of our net sales in 2024 were denominated in a currency other than the U.S. dollar. Additionally, the appreciation of the U.S. dollar against foreign currencies has had and could continue to have a negative impact on our consolidated results of operations due to translation impacts. We currently manage exchange rate and other related risks through the selective use of derivatives, but there can be no assurance that fluctuations in exchange rates and other related risks will not have a material adverse effect upon our business, financial condition, results of operations or cash flows.
We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill amounted to approximately $84.7 million as of December 31, 2024. As required under current accounting rules, we assess goodwill for impairment at least annually and whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. As of December 31, 2024, management has deemed there is no impairment of our recorded goodwill. However, if future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Management will continue to monitor our operating results, our market capitalization, and the impact of the economy to determine if there is an impairment of goodwill in future periods.
Risks Related to Macroeconomic and Geopolitical Conditions
Increased tariffs or the imposition of other barriers to international trade could impact demand for our products and our competitive position.
Changes to trade protection measures and import or export licensing requirements; the imposition of new, additional, or retaliatory tariffs, quotas, exchange controls, sanctions, trade barriers or other restrictions (including recent U.S. tariffs imposed or threatened to be imposed by the current U.S presidential administration on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries); and the withdrawal from or modification of trade agreements or the negotiation of new trade agreements, in countries where we operate, particularly in Mexico, Canada, China, and India, could impact the cost of our products, demand for our products and the competitive position of our products. Our largest global manufacturing facility is in San Luis Potosi, Mexico, and it supplies products to our U.S. market. There can be no assurance that the consequences of these actions, given our global operations, will not have a material adverse effect upon our business, financial condition, results of operations or cash flows.
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
•required compliance with a variety of foreign laws and regulations; and
•changes in general economic and political conditions, including changes in relationship with the U.S. in countries where we operate, particularly in Mexico, Canada, China, India and other emerging markets.
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
We have substantial indebtedness and may incur substantial additional debt from time to time, which may impact our ability to service all our indebtedness and react to changes in our industry and limit our ability to seek further financing on favorable terms.
We have approximately $592.5 million of outstanding indebtedness consisting of proceeds of the term loan as of December 31, 2024. See “Description of Material Indebtedness of Atmus.”
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, alter our dividend policy, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that will govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
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

We cannot guarantee the payment of dividends on our common stock, or the timing, or amount of any such dividends.

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
•advance notice requirements regarding how our shareholders may present proposals or nominate directors for election at shareholder meetings;
•the right of our board of directors to issue one or more series of preferred stock with such powers, rights and preferences as the board of directors shall determine;
•the inability of shareholders to call special meetings of shareholders and the requirement that all shareholder action be taken at a meeting rather than by written consent;
•our directors may be removed only for cause and only by a 75% shareholder vote; and
•a 75% shareholder vote requirement to amend the section of our amended and restated certificate of incorporation and bylaws related to (i) our board of directors, including related to our classified board of directors and the removal of directors only for cause; (ii) our shareholders, including related to the inability of shareholders to call special meetings of shareholders and the inability of shareholders to act by written consent; and (iii) the ability of our board of directors and our shareholders to amend or repeal our bylaws.
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
•Our historical consolidated financial statements reflect the direct and indirect costs for the services historically provided by Cummins. Following the completion of the IPO, Cummins currently provides some of these services to us on a transitional basis pursuant to the Transition Services Agreement. Our historical consolidated financial statements do not reflect our obligations under the various transitional agreements we entered into with Cummins in connection with the Separation. At the end of the transitional periods specified in these agreements, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf, and these costs may exceed the comparable expenses we have incurred in the past;
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Our management and board of directors (the “Board”) recognize the importance of maintaining the capacity, reliability and security of our information technology environment and data security infrastructure to deliver on the expectations, and maintain the trust and confidence, of our customers, clients, business partners, employees and investors. The Board is actively involved in our risk management practices, including oversight of our overall enterprise risk management (“ERM”) framework, in which cybersecurity risk management is reviewed by the Board on at least an annual basis. Our cybersecurity and privacy programs align with the recognized frameworks established by the National Institute of Standards and Technology and leverage the International Organization for Standardization and other applicable industry standards. The focus of our cybersecurity program is preserving the confidentiality, security and availability of our systems and data, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Cybersecurity Risk Management and Strategy
We have established and implemented processes to assess, identify and manage material cybersecurity risks. Cybersecurity risks are assessed, identified, and managed by our Executive Director of Cybersecurity and Infrastructure, with direct supervision by our Vice President and Chief Information Officer (“CIO”) and with the assistance of our internal audit and legal teams. Our Executive Director of Cybersecurity and Infrastructure shares information regarding such risks with our management’s senior level information security council (the “Information Security Council”), which consists of our CIO, Senior Vice President and Chief Financial Officer, Vice President and Chief Technical Officer, Senior Vice President and Chief Legal Officer & Corporate Secretary (currently vacant), Vice President of Strategy and Director of Internal Audit & Enterprise Risk Management, and which supports the Audit Committee’s oversight of cybersecurity risk, including by providing regular reports on various cybersecurity matters.
We have in place robust physical, technical, administrative, and organizational controls for the securing of our information systems.
We maintain a comprehensive, risk-based, third-party risk management process to identify, assess and manage cybersecurity risks associated with third-party service providers. Third-party service providers undergo thorough pre-engagement due diligence, including security and privacy assessments. All contracts with such third-party service providers are required to contain security and data processing terms no less stringent than those employed by us in safeguarding our own data. Any third-party service providers with access to confidential or sensitive data are subject to ongoing oversight activities, including assessments and audits, throughout the lifetime of the engagement.
Additionally, we maintain an incident response plan (the “Incident Response Plan”), which establishes a comprehensive, effective, and repeatable process for identifying, escalating and responding to cybersecurity incidents. We test and evaluate the Incident Response Plan, including contingency and recovery plans, on a regular basis, and we develop, implement and review contingency and recovery plans for information systems, both internal and vendor managed. The results of such assessments drive changes and enhancements to governance, policies, procedures, technologies, and partner decisions to continuously monitor and improve our cybersecurity risk management. The Information Security Council practices the procedures of the Incident Response Plan through tabletop exercises facilitated by external consultants. We also leverage third-party support, including vendors, consultants, and assessors, to analyze risk exposure, to identify remediation opportunities and to reduce our overall cybersecurity risk.
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
Governance
The Board oversees the Company’s overall ERM process, including the management of risks arising from cybersecurity threats. The Audit Committee is responsible for overseeing our risk exposure to information security, cybersecurity, and data protection, as well as the steps management has taken to monitor and control such exposures, and regularly provides reports to the Board on cybersecurity risk management. The Audit Committee Charter explicitly sets forth the Audit Committee’s responsibility for such oversight. The Audit Committee receives regular presentations and reports from our Executive Director of Cybersecurity and Infrastructure and our CIO on cybersecurity risks and prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds. Our Executive Director of Cybersecurity and Infrastructure and our CIO also report to the Board at least annually and to Audit Committee at least quarterly on current internal and external developments in cybersecurity, as part of the Board’s enterprise risk management review, and the Board receives reports of Audit Committee discussions regarding its oversight of cybersecurity risk. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to the Audit Committee or the Board in a timely manner.
Our Global Cybersecurity Operations function is a global team led by our Executive Director of Cybersecurity and Infrastructure, who reports to our CIO. In turn, our CIO reports to our Chief Executive Officer. The Information Security Council provides additional oversight for assessing and managing cybersecurity risk.
Our Executive Director of Cybersecurity and Infrastructure has over 15 years of cybersecurity and information technology experience, including as Director of Cybersecurity for various institutions. Our Executive Director of Cybersecurity and Infrastructure has a Bachelor of Science in Information Science and Technology and a master’s degree in information sciences, cybersecurity, and information assurance, and he has a Certified Information Systems Security Professional certification, a GIAC Information Security Professional certification and a CompTIA Network+ ce certification. Our CIO has over 25 years of information technology experience, including serving in the information technology function at Cummins Inc., where she served as the information technology leader for Cummins Filtration Inc. Our CIO holds an undergraduate degree in business administration with emphasis in management information systems. Each of the other members of the Information Security Council have relevant educational and industry experience, including managing risks at our Company and at similar companies.

Item 2. Properties
Atmus maintains strong global customer relationships, supported by an established salesforce with work locations in over 25 countries as of December 31, 2024. Also, as of December 31, 2024, Atmus operates through 11 distribution centers, 10 manufacturing facilities and five technical facilities plus 10 manufacturing facilities and two technical facilities operated by its joint ventures, giving Atmus presence on six continents. Our corporate headquarters are located in Nashville, Tennessee. We consider our properties to be suitable for their present purposes, well-maintained and in good operating condition.
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
South Korea:   Mado (95,000 square feet), leased; Suwon (64,000 square feet), owned.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “ATMU.” As of January 31, 2025, there were 9 registered shareholders of common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
We did not sell any equity securities during 2024 in offerings that were not registered under the Securities Act.
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2024 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2024	—	$—	—	$140.0
November 1-30, 2024	230,052	43.49	230,052	130.0
December 1-31, 2024	—	—	—	130.0
For the Quarter Ended December 31, 2024	230,052	$43.49	230,052
On July 17, 2024, our Board of Directors authorized a $150 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Since the inception of the program, we repurchased approximately $20.0 million of common stock pursuant to this authorization and as of December 31, 2024, we had approximately $130.0 million of share repurchase authorization remaining. See related information in Note 16, Share Repurchase Program. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to pay the related taxes for grants of stock-based awards that vested.
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
The following is the discussion and analysis of changes in the financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 and the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
•The loss of a top OEM relationship or changes in the preferences of Atmus' aftermarket end-users;
• Deriving significant earnings from investees that Atmus does not directly control;
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
•Unexpected events, including natural disasters;
•Difficulty operating as a standalone company;
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
•Increased tariffs or the imposition of other barriers to international trade;
•Political, economic, and social uncertainty in geographies where Atmus has significant operations or large offerings of products;
•Uncertain worldwide and regional market and economic conditions;
•Potential failure of performance by Atmus or Cummins under transaction agreements executed as part of the Separation;
•Potential indemnification liabilities to Cummins pursuant to the separation agreement;
•Potential indemnification from Cummins may be insufficient to insure Atmus against the full amount of such liabilities;
•Terms from unaffiliated third parties may have been better than what Atmus received in agreements with Cummins;

•Changes in capital and credit markets;
•Substantial indebtedness consisting of Atmus’ term loan and revolving credit facility, which may impact Atmus' ability to service all its indebtedness and react to changes in the industry; and
•Substantially all Atmus' assets pledged as security for its term loan and revolving credit facility.
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
General Overview
Company Overview
We are one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. We design and manufacture advanced filtration products, principally under the Fleetguard brand, that provide superior asset protection and enable lower emissions. We estimate that approximately 14% of our net sales in 2024 were generated through first-fit sales to OEMs, where our products are installed as components for new vehicles and equipment. We estimate that approximately 86% of our net sales in 2024 were generated in the aftermarket, where our products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on our more than 65-year history, we continue to grow and differentiate ourselves through our global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
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

The divestiture of Atmus shares by Cummins was completed on March 18, 2024 and resulted in the full separation of Atmus and divestitures of Cummins’ entire ownership and voting interest in Atmus (“Full Separation”).
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
Market demand
Aftermarket demand remained depressed in 2024 reflecting soft market conditions and first-fit demand softened across many of our key markets during the second half of 2024. It is uncertain when a recovery can be expected.
Global supply chain
While overall supply chain conditions continue to affect inventory and backlog levels, they have largely stabilized with minimal disruptions now being experienced and backorders largely recovered. Our management team continues to monitor and evaluate all of these factors and the related impacts of our business and operations, and we are diligently working to continue to minimize any supply chain impacts to our business and to our customers.
Commodity prices, labor, inflation and foreign currency exchange rates
We have seen inflationary impacts largely subside in the second half of 2024. Direct material cost pressures, driven largely by steel, resin and other petrochemical products, have stabilized, but we continue to see impacts from labor.
During 2024, our Selling, general and administrative expenses increased as a result of increased people-related and consulting expenses.
Additionally, the appreciation of the U.S. dollar against foreign currencies has had an unfavorable impact on our consolidated results of operations in 2024. There can be no assurances as to the impact of foreign currency exchange rates on our results in 2025.

Standalone costs
We have incurred, and expect to continue to incur, additional costs associated with becoming a standalone public company. During the year ended December 31, 2024, we incurred approximately $25.2 million related to one-time separation costs including $14.5 million within Selling, general and administrative expenses and $10.7 million within Cost of sales. We expect to incur one-time expenses of approximately $5 million to $10 million in 2025 in connection with becoming a standalone public company. In addition, we expect to incur capital expenditures in connection with the Separation of approximately $5 million to $10 million in 2025. These expenses and capital expenditures primarily relate to the establishment of functions previously co-mingled with Cummins, such as information technologies, distribution centers, manufacturing and human resources. The actual amount of the expenses and capital expenditures we will incur as a stand-alone public company may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers, as well as additional costs we may incur that we have not currently anticipated. Additionally, the actual timing of when we incur these incremental expenses may be different, perhaps significantly, from our current estimates for a number of reasons, including, among others, unforeseen events that may cause delays or interruptions in our plans or our service providers’ ability to provide their services.

Results of Operations
Operating results were as follows (in millions, except per share amounts):

	Years Ended December 31,			Favorable (Unfavorable) 2024 vs. 2023		Favorable (Unfavorable) 2023 vs. 2022
	2024	2023	2022	Amount	%	Amount	%
	(in millions)
NET SALES	$1,669.6	$1,628.1	$1,562.1	$41.5	2.5%	$66.0	4.2%
Cost of sales	1,207.5	1,195.4	1,202.9	(12.1)	(1.0)%	7.5	0.6%
GROSS MARGIN	462.1	432.7	359.2	29.4	6.8%	73.5	20.5%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	187.6	174.7	139.7	(12.9)	(7.4)%	(35.0)	(25.1)%
Research, development and engineering expenses	40.6	42.5	38.6	1.9	4.5%	(3.9)	(10.1)%
Equity, royalty and interest income from investees	34.3	33.6	28.0	0.7	2.1%	5.6	20.0%
Other operating expense, net	2.0	0.7	5.0	(1.3)	(185.7)%	4.3	86.0%
OPERATING INCOME	266.2	248.4	203.9	17.8	7.2%	44.5	21.8%
Interest expense	40.6	25.8	0.7	(14.8)	(57.4)%	(25.1)	(3585.7)%
Other income, net	9.2	3.8	8.8	5.4	142.1%	(5.0)	(56.8)%
INCOME BEFORE INCOME TAXES	234.8	226.4	212.0	8.4	3.7%	14.4	6.8%
Income tax expense	49.2	55.1	41.6	5.9	10.7%	(13.5)	(32.5)%
NET INCOME	$185.6	$171.3	$170.4	$14.3	8.3%	$0.9	0.5%
PER SHARE DATA:
Basic earnings per share	$2.23	$2.06	$2.05	$0.17	8.3%	$0.01	0.5%
Diluted earnings per share	$2.22	$2.05	$2.05	$0.17	8.3%	$—	—%

	Years Ended December 31,			Favorable (Unfavorable) 2024 vs. 2023	Favorable (Unfavorable) 2023 vs. 2022
Percent of Net sales	2024	2023	2022	Percentage Points	Percentage Points
Gross margin	27.7%	26.6%	23.0%	1.1%	3.6%
Selling, general and administrative expenses	11.2%	10.7%	8.9%	(0.5)%	(1.8)%
Research, development and engineering expenses	2.4%	2.6%	2.5%	0.2%	(0.1)%
2024 vs. 2023
Net Sales
Net sales were $1,669.6 million for the year ended December 31, 2024, an increase of $41.5 million compared to $1,628.1 million for the year ended December 31, 2023. The increase in Net sales was mainly due to $26.3 million of favorable pricing impacts and higher volumes of $22.3 million, partially offset by the unfavorable impacts of currency of $7.1 million.
Gross Margin
Gross margin was $462.1 million for the year ended December 31, 2024, an increase of $29.4 million compared to $432.7 million for the year ended December 31, 2023. The increase in Gross margin was mainly due to approximately $26.3 million of favorable pricing impacts as described above, higher volumes of approximately $7.8 million, favorable variable compensation of $7.2 million and favorable materials costs of $7.0 million, partially offset by higher manufacturing and other costs of $9.0 million, higher logistics costs of $5.8 million, unfavorable currency impacts of $2.7 million and higher one-time restructuring costs of $1.4 million. Gross margin as a percentage of Net sales was 27.7%, an increase of 1.1 percentage points compared to 26.6%. The increase in Gross margin as a percentage of Net sales was primarily due to the items noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $187.6 million for the year ended December 31, 2024, an increase of $12.9 million compared to $174.7 million for the year ended December 31, 2023. The increase was primarily driven by increased people-related and consulting expenses, including one-time restructuring costs, partially offset by lower one-time separation costs. Selling, general and administrative expenses as a percentage of Net sales were 11.2% for the year ended December 31, 2024, an increase of 0.5 percentage points compared to 10.7% for the year ended December 31, 2023. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $40.6 million for the year ended December 31, 2024, a decrease of $1.9 million compared to $42.5 million for the year ended December 31, 2023. The decrease was primarily due to standalone costs being favorable to previously allocated expenses under Cummins and lower variable compensation costs. Research, development and engineering expenses as a percentage of Net sales were 2.4% for the year ended December 31, 2024, a decrease of 0.2 percentage points compared to 2.6% for the year ended December 31, 2023. The decrease in Research, development and engineering expenses as a percentage of Net sales was mainly due to the items noted above.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees was $34.3 million for the year ended December 31, 2024, an increase of $0.7 million compared to $33.6 million for the year ended December 31, 2023. The increase was primarily due to higher earnings of $0.5 million from our joint ventures in India and China.
Other Operating Expense, Net
Other operating expense, net was $2.0 million for the year ended December 31, 2024, an increase of $1.3 million compared to $0.7 million for the year ended December 31, 2023. The increase in Other operating expense, net was primarily due to inventory write-offs related to warehouse transitions made during the year.
Interest Expense
Interest expense was $40.6 million for the year ended December 31, 2024, an increase of $14.8 million compared to $25.8 million for the year ended December 31, 2023. The increase in Interest expense was primarily due to the timing of borrowings under the Credit Agreement which began with our IPO in May 2023 compared to 2024 where we have had outstanding borrowings for the duration of the year.
Other Income, Net
Other income, net was $9.2 million for the year ended December 31, 2024, an increase of $5.4 million compared to $3.8 million for the year ended December 31, 2023. The increase in Other income, net was primarily due to higher interest income, as a result of higher cash balances.
Income Tax Expense
In connection with the Separation, the Company entered into a Tax Matters Agreement with Cummins that, among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Our effective tax rate for the year ended December 31, 2024 was 21.0%, a decrease of 3.3 percentage points compared to 24.3% for the year ended December 31, 2023. The decrease in the effective tax rate was driven by a favorable change in the mix of earnings among tax jurisdictions and discrete tax items related to US and foreign tax return filings. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
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
Gross Margin
Gross margin was $432.7 million for the year ended December 31, 2023, an increase of $73.5 million compared to $359.2 million for the year ended December 31, 2022. The increase in Gross margin was mainly due to favorable pricing as described above (approximately $102.0 million) and approximately $41.0 million of favorable freight and commodities costs, partially offset by $32.1 million of unfavorable manufacturing and other costs, $11.9 million due to lower volumes, $11.1 million of increased variable compensation costs, $9.2 million of one-time separation costs, and $5.2 million of unfavorable currency impacts. Gross margin as a percentage of Net sales was 26.6% for the year ended December 31, 2023, an increase of 3.6% compared to 23.0% for the year ended December 31, 2022. The increase in Gross margin as a percentage of Net sales was primarily due to items noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $174.7 million for the year ended December 31, 2023, an increase of $35.0 million compared to $139.7 million for 2022. The increase was primarily driven by $13.5 million of increased variable compensation costs, $9.8 million of one-time separation costs, $6.3 million of higher executive and incentive based compensation and $5.4 million of higher merit and other costs. Selling, general and administrative expenses as a percentage of Net sales were 10.7% for the year ended December 31, 2023, an increase of 1.8% compared to 8.9% for the year ended December 31, 2022. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a higher rate in relation to the increase in Net sales.
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

Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total capacity, which includes a $600 million term loan and a $400 million revolving credit facility. As of December 31, 2024, we have outstanding borrowings of $592.5 million on the term loan and zero on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $400 million as of December 31, 2024.
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

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net cash provided by operating activities	$105.4	$189.0	$165.7
Net cash used in investing activities	(48.6)	(45.8)	(37.5)
Net cash (used in) provided by financing activities	(35.8)	24.8	(128.2)
Operating Cash Flow
Net cash provided by operating activities was $105.4 million for the year ended December 31, 2024, a decrease of $83.6 million compared to Net cash provided by operating activities of $189.0 million for the year ended December 31, 2023. The decrease was driven primarily by higher working capital requirements of $117.1 million, partially offset by higher net income, higher equity income from investees and a favorable change in other liabilities. During the year ended December 31, 2024, higher working capital requirements resulted in a cash outflow of $103.3 million compared to a cash inflow of $11.3 million for the year ended December 31, 2023, mainly due to lower trade accounts payable, lower other accrued expenses, higher inventories, higher prepaids and higher trade accounts receivable.
Net cash provided by operating activities was $189.0 million for the year ended December 31, 2023, an increase of $23.3 million compared to Net cash provided by operating activities of $165.7 million for the year ended December 31, 2022. The increase was driven primarily by lower working capital requirements of $26.1 million and a favorable change in other liabilities of $6.0 million, partially offset by an unfavorable change in income from equity method investees of $8.2 million. During the year ended December 31, 2023, lower working capital requirements resulting in a cash inflow of $11.3 million compared to a cash outflow of $14.8 million for the year ended December 31, 2022, mainly due to higher other accrued expenses, higher trade accounts payable, lower trade and related party receivables and lower inventories, partially offset by lower related party payables.
Dividends received from our unconsolidated equity investees were $25.5 million and $19.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. Dividends are included in Net cash provided by operating activities.
Investing Cash Flow
Net cash used in investing activities for each fiscal year presented was primarily used for capital expenditures. Our capital expenditures were $48.6 million (of which approximately $15.0 million related to one-time separation costs), $45.8 million (of which approximately $9.2 million related to one-time separation costs) and $37.5 million for the years ended December 31, 2024, December 31, 2023,and December 31, 2022, respectively, corresponding to approximately 2.9%, 2.8% and 2.4% of Net sales in 2024, 2023 and 2022, respectively.
Financing Cash Flow
Net cash used in financing activities for the year ended December 31, 2024 consisted primarily of repurchases of common stock of $20.0 million, dividends paid of $8.3 million and payments made on our term loan of $7.5 million. Net cash provided by financing activities for the year ended December 31, 2023 consisted primarily of long-term debt proceeds from our borrowings of $650 million under our Credit Agreement, partially offset by net transfers of $579.5 million to Cummins as part of the Separation and $50.0 million in payments made on our revolving credit facility. Net cash used in financing activities for the year ended December 31, 2022 consisted entirely of transfers to Cummins.
Dividends
We paid dividends of $8.3 million in 2024 and none in 2023 and 2022. The current quarterly dividend rate is $0.05 per share of common stock. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.
2024 distributions have been characterized as dividends under the U.S. federal income tax rules. The final determination was made on an IRS Form 1099-DIV issued in early 2025.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the Consolidated Financial Statements, which provides a summary of our future minimum lease payments.
Debt
Our total debt outstanding was $592.5 million at December 31, 2024 and was $600.0 million at December 31, 2023. We had no debt outstanding at December 31, 2022. At December 31, 2024, the weighted-average term of our outstanding long-term debt was 2.9 years. Refer to Note 12, Debt and Borrowing Arrangements, to the Consolidated Financial Statements for more information on our debt and debt covenants.

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
•“Adjusted EBITDA” is defined as EBITDA after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company and one-time restructuring costs and “Adjusted EBITDA margin” is defined as Adjusted EBITDA as a percent of Net sales. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful measures of our operating performance as they allow investors and debt holders to compare our performance on a consistent basis without regard to one-time costs attributable to our becoming a standalone public company.
•“Adjusted earnings per share” is defined as diluted earnings per share (the most comparable U.S. GAAP financial measure) after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company and one-time restructuring costs less the related tax impact of the same one-time expenses. We believe Adjusted earnings per share provides improved comparability of underlying operating results.
•“Free cash flow” is defined as cash flows provided by (used for) operating activities less capital expenditures and “Adjusted free cash flow” is defined as Free cash flow after adding back certain one-time capital expenditures and other separation related costs associated with becoming a standalone public company and one-time restructuring costs. We believe Free cash flow and Adjusted free cash flow are useful metrics used by management and investors to analyze our ability to service and repay debt and return value to shareholders.
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
A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
NET INCOME	$185.6	$171.3	$170.4
Plus:
Interest expense	40.6	25.8	0.7
Income tax expense	49.2	55.1	41.6
Depreciation and amortization	24.8	21.5	21.6
EBITDA (non-GAAP)	$300.2	$273.7	$234.3
Plus:
One-time restructuring costs	$4.1	$—	$—
One-time separation costs(a)	25.2	28.6	9.0
Adjusted EBITDA (non-GAAP)	$329.5	$302.3	$243.3
Net sales	$1,669.6	$1,628.1	$1,562.1
Net income margin	11.1%	10.5%	10.9%
EBITDA margin (non-GAAP)	18.0%	16.8%	15.0%
Adjusted EBITDA margin (non-GAAP)	19.7%	18.6%	15.6%
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs.
A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Years Ended December 31,
	2024	2023	2022
	(per share)
Diluted earnings per share	$2.22	$2.05	$2.05
Plus:
One-time restructuring costs(a)	$0.05	$—	$—
One-time separation costs(a)	0.30	0.34	0.11
Less:
Tax impact of one-time restructuring costs(a)	$0.01	$—	$—
Tax impact of one-time separation costs(a)	0.06	0.08	0.02
Adjusted earnings per share (non-GAAP)	$2.50	$2.31	$2.13

(a)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing, restructuring and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time restructuring costs for the year ended December 31, 2024 were $0.9 million and the tax impact of one-time separation costs for the years ended December 31, 2024, 2023 and 2022 were $5.3 million, $6.9 million and $1.8 million, respectively.
A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash provided by operating activities	$105.4	$189.0	$165.7
Less:
Capital expenditures	$48.6	$45.8	$37.5
Free cash flow (non-GAAP)	$56.8	$143.2	$128.2
Plus:
One-time restructuring costs	$4.1	$—	$—
One-time separation capital expenditures	15.0	9.2	0.5
Other one-time separation related(a)	38.6	—	—
Adjusted free cash flow (non-GAAP)	$114.5	$152.4	$128.7
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
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2024, we recorded net deferred tax assets of $16.9 million. The assets included $8.6 million for the value of net operating loss and credit carryforwards. A valuation allowance of $8.5 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would not have a material impact on the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

Interest Rate Risk
Our interest rate risk relates primarily to our $600 million term loan facility and our five-year $400 million revolving credit facility. Borrowings under these facilities bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at December 31, 2024, a 0.125% change in SOFR would have a $0.7 million annual impact on interest expense. Refer to Note 12, Debt and Borrowing Arrangements, to the Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Atmus Filtration Technologies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Atmus Filtration Technologies Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of net income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Revenue Recognition
As described in Notes 3 and 4 to the consolidated financial statements, the Company sells to customers either through long-term arrangements or standalone purchase orders. The Company’s long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Typically, revenue is recognized on the products the Company sells at a point in time, in accordance with shipping terms or other contractual arrangements. For the year ended December 31, 2024, the Company’s net sales were $1,669.6 million.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, shipping documentation, and subsequent cash receipts, and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as subsequent cash receipts or shipping documentation.
/s/ PricewaterhouseCoopers LLP
Nashville, Tennessee
February 21, 2025
We have served as the Company’s auditor since 2021.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
NET SALES(a)	$1,669.6	$1,628.1	$1,562.1
Cost of sales	1,207.5	1,195.4	1,202.9
GROSS MARGIN	462.1	432.7	359.2
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	187.6	174.7	139.7
Research, development and engineering expenses	40.6	42.5	38.6
Equity, royalty and interest income from investees	34.3	33.6	28.0
Other operating expense, net	2.0	0.7	5.0
OPERATING INCOME	266.2	248.4	203.9
Interest expense	40.6	25.8	0.7
Other income, net	9.2	3.8	8.8
INCOME BEFORE INCOME TAXES	234.8	226.4	212.0
Income tax expense	49.2	55.1	41.6
NET INCOME	$185.6	$171.3	$170.4
PER SHARE DATA:
Weighted-average shares for basic EPS	83.2	83.3	83.3
Weighted-average shares for diluted EPS	83.6	83.4	83.3

Basic earnings per share	$2.23	$2.06	$2.05
Diluted earnings per share	$2.22	$2.05	$2.05
(a)Includes sales to related parties of $121.9 million, $390.8 million and $344.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

	For the Years Ended December 31,
	2024	2023	2022
NET INCOME	$185.6	$171.3	$170.4
Other comprehensive income (loss), net of tax
Change in pension and other postretirement defined benefit plans	0.5	(1.0)	2.4
Foreign currency translation adjustments	(23.3)	0.6	(16.6)
Total other comprehensive loss, net of tax	$(22.8)	$(0.4)	$(14.2)
COMPREHENSIVE INCOME	$162.8	$170.9	$156.2

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$184.3	$168.0
Accounts and notes receivable, net	254.2	246.8
Inventories	266.6	250.0
Prepaid expenses and other current assets	49.9	28.2
Total current assets	755.0	693.0
Property, plant and equipment, net	186.2	174.6
Investments and advances related to equity method investees	84.9	84.8
Goodwill	84.7	84.7
Other assets	79.5	51.5
TOTAL ASSETS	$1,190.3	$1,088.6
LIABILITIES
Accounts payable	$193.1	$236.6
Accrued compensation, benefits and retirement costs	37.2	41.8
Current portion of accrued product warranty	4.9	5.4
Current maturities of long-term debt	22.5	7.5
Other accrued expenses	87.2	83.7
Total current liabilities	344.9	375.0
Long-term debt	570.0	592.5
Accrued product warranty	7.3	8.6
Other liabilities	40.7	31.8
TOTAL LIABILITIES	962.9	1,007.9
Commitments and contingencies (Note 14)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized, 83,403,813 and 83,297,796 shares issued at December 31, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	61.9	49.7
Retained earnings	264.5	87.2
Accumulated other comprehensive loss	(79.0)	(56.2)
Treasury stock, at cost (537,643 shares at December 31, 2024 and no shares at December 31, 2023)	(20.0)	—
TOTAL EQUITY	227.4	80.7
TOTAL LIABILITIES AND EQUITY	$1,190.3	$1,088.6

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	For the Years Ended December 31,
	2024	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$185.6	$171.3	$170.4
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	24.8	21.5	21.6
Deferred income taxes	(7.7)	(10.0)	(12.7)
Equity in income of investees, net of dividends	(2.5)	(7.8)	0.4
Share-based compensation	11.9	7.2	—
Foreign currency remeasurement and transaction exposure	(3.6)	(4.5)	(1.9)
Changes in current assets and liabilities:
Trade and other receivables	(16.8)	(10.1)	(18.3)
Inventories	(25.4)	(4.3)	(9.7)
Prepaid expenses and other current assets	(20.0)	(8.9)	(6.1)
Accounts payable	(39.3)	4.4	18.5
Other accrued expenses	(1.8)	30.2	0.8
Changes in other liabilities	5.2	0.3	(5.7)
Other, net	(5.0)	(0.3)	8.4
Net cash provided by operating activities	105.4	189.0	165.7
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(48.6)	(45.8)	(37.5)
Net cash used in investing activities	(48.6)	(45.8)	(37.5)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt proceeds	—	650.0	—
Payments on long-term debt	(7.5)	(50.0)	—
Repurchases of Common stock	(20.0)	—	—
Dividends paid	(8.3)	—	—
Net transfers to Parent	—	(579.5)	(128.2)
Other, net	—	4.3	—
Net cash (used in) provided by financing activities	(35.8)	24.8	(128.2)
Effect of exchange rate changes on cash and cash equivalents	(4.7)	—	—
Net increase in cash and cash equivalents	16.3	168.0	—
Cash and cash equivalents at beginning of period	168.0	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184.3	$168.0	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Non-cash settlements with Parent	$—	$29.4	$—
Non-cash Capital expenditures	—	(1.5)	(4.1)

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)

	Common Stock	Net Parent Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2021	$—	$469.2	$—	$—	$(41.6)	$—	$427.6
Net income	—	170.4	—	—	—	—	170.4
Other comprehensive income, net of tax	—	—	—	—	(14.2)	—	(14.2)
Net transfers (to) from Parent	—	(128.2)	—	—	—	—	(128.2)
Balances at December 31, 2022	$—	$511.4	$—	$—	$(55.8)	$—	$455.6
Net income	—	84.1	—	87.2	—	—	171.3
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	—	(0.4)
Share-based awards	—	—	4.3	—	—	—	4.3
Net transfers (to) from Parent	—	(595.5)	45.4	—	—	—	(550.1)
Balances at December 31, 2023	$—	$—	$49.7	$87.2	$(56.2)	$—	$80.7
Net income	—	—	—	185.6	—	—	185.6
Other comprehensive loss, net of tax	—	—	—	—	(22.8)	—	(22.8)
Share-based awards	—	—	12.2	—	—	—	12.2
Common stock repurchased	—	—	—	—	—	(20.0)	(20.0)
Cash dividends declared ($0.10 per share)	—	—	—	(8.3)	—	—	(8.3)
Balances at December 31, 2024	$—	$—	$61.9	$264.5	$(79.0)	$(20.0)	$227.4

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF THE BUSINESS
Atmus Filtration Technologies Inc. (“Atmus” or the “Company”) is one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. Atmus designs and manufactures advanced filtration products, principally under the Fleetguard brand, that provide superior asset protection and enable lower emissions. Approximately 14% of Atmus’ net sales in 2024 were generated through first-fit sales to OEMs, where its products are installed as components for new vehicles and equipment. Approximately 86% of Atmus’ net sales in 2024 were generated in the aftermarket, where its products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on its more than 65-year history, Atmus continues to grow and differentiate itself through its global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
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
Post IPO, Retained earnings began to accumulate and the balance reflected on the Consolidated Balance Sheets reflects earnings for the period May 26, 2023 through December 31, 2024.
Periods Post Full Separation
Following Full Separation, Cummins will continue to provide certain services to Atmus under the transition services agreement. The transition services agreement relates primarily to administrative services, which are expected to be completed by August 2025. Atmus will continue to pay Cummins mutually agreed upon fees for these services.
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
Use of Estimates in the Preparation of the Consolidated Financial Statements
Preparation of financial statements requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, restructuring costs, income taxes, deferred tax valuation allowances, contingencies and allowances for doubtful accounts. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
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
Foreign currency transaction gains and losses are included in net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement amounts using historical exchange rates. We include the resulting gains and losses in net income, including the effect of derivatives in our Consolidated Statements of Net Income, which combined with transaction gains (losses) amounted to $2.8 million, $(3.3) million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The international tax framework introduced by the Organization for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and is effective for the Company's 2024 fiscal year. The Company has assessed this legislation and the Pillar Two provisions do not have a material impact on the Company’s tax expense.
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
Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that have been earned but may not be billed until the passage of time and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. We review our allowance for doubtful accounts at least quarterly, and more frequently as needed. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances were $3.0 million and $2.9 million at December 31, 2024 and 2023, respectively. Bad debt write-offs were not material during the three years ended December 31, 2024.
Inventories
Our inventories are stated at the lower of cost or net realizable value. As of December 31, 2024 and 2023, approximately 30.3% and 32.1%, respectively, of our inventories were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See Note 7, Inventories, for additional information.
Property, Plant and Equipment
We record property, plant and equipment at cost, inclusive of finance lease assets, with the adoption of ASC 842. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Finance lease asset amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $24.8 million, $21.5 million and $20.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 8, Property, Plant and Equipment and Note 9, Leases, for additional information.
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
Research, Development and Engineering
Our research, development and engineering programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. Research, development and engineering expenses were $40.6 million, $42.5 million and $38.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties. Joint venture transfer prices may differ from normal selling prices. Certain joint venture agreements transfer product at cost, some transfer product on a cost-plus basis, and others transfer product at market value. These purchases and sales take place on terms resulting in margins within a reasonable range of market rates. See Note 17, Relationship with Parent and Related Parties, for additional information.
Segment Information
We operate our business as one operating segment and also one reportable segment based on the manner in which we review and evaluate operating performance. The types of products from which revenue is derived are the same as those described in the description of the business section and the accounting policies are the same as those described in the summary of significant accounting policies.
The operating results are regularly reviewed by Atmus’ chief operating decision maker on a consolidated basis. The chief operating decision maker is our Chief Executive Officer. The chief operating decision maker assesses performance for our business and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income and is regularly provided with consolidated expense information from the income statement. The measurement of business assets is reported on the balance sheet as total consolidated assets.
The chief operating decision maker uses net income predominately in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual in deciding whether to reinvest profit into the operating segment or for other entity initiatives, such as acquisitions, paying dividends, or share repurchases. The chief operating decision maker also uses the profit or loss measure for determining compensation of certain employees.
Stock-Based Compensation
We maintain a share-based compensation plan, which authorizes the granting of various equity-based incentives, including restricted stock units (“RSU”s) and performance share units (“PSU”s). Stock compensation expense is generally amortized on a straight line basis over the service period during which awards are expected to vest, generally three years.
RSUs are typically granted to selected employees on an annual basis and vest over three years. Dividend equivalents are paid during the vesting period. The fair value of our RSUs and other stock-based awards is measured at the market price of our Common Stock on the grant date.
PSUs vest based on varying performance, market and service conditions. The fair value of our PSUs is measured at the market price of our Common Stock on the grant date. The final award may equal 0-200 percent of the target grant, based on our actual performance during the vesting period.
Forfeitures are estimated on the grant date for all of our stock-based compensation awards.
Pensions and other Postretirement Benefits
Atmus provides a range of benefits, including pensions, postretirement and post-employment benefits to eligible current and former employees, of which certain of our employees participate. For purposes of Atmus’ Consolidated Financial Statements, participation in Atmus plans are treated as single-employer plans. See Note 13, Pensions and Other Postretirement Benefits, for more information.

Net Parent Investment
Net Parent Investment represents Cummins’ historical investment in us, our accumulated net earnings after taxes and the net effect of transactions with and allocations from Cummins prior to the IPO.
The Consolidated Statements of Changes in Equity include net cash transfers between Cummins and Atmus pursuant to the centralized cash management and other treasury-related functions performed by Cummins for the periods prior to the IPO. The Net Parent Investment account includes the settlement and net effect of transactions with and corporate allocations from Cummins including administrative expenses such as corporate finance, accounting and field shared services, information services, human resources, marketing, corporate office and other services.
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
All transactions reflected in Net Parent Investment in the historical Consolidated Balance Sheets have been considered cash receipts and payments for purposes of the Consolidated Statements of Cash Flows and are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows with the exception of certain non-cash items related to an unrecognized tax liability for FIN48 reserves and leased assets and related depreciation, which were retained by Cummins upon completion of Atmus’ IPO. These items have been included as supplemental information to the Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We adopted this standard in the fourth quarter of 2024 and it did not have a material impact on our disclosures and no impacts to our results of operations, cash flows and financial condition.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our fiscal year ending December 31, 2025, with early adoption permitted. The guidance does not affect recognition or measurement in our consolidated financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement

Expenses, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
NOTE 4: REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Years ended December 31,
In millions	2024	2023	2022
United States	$782.3	$746.5	$720.5
Other international	887.3	881.6	841.6
Total net sales	$1,669.6	$1,628.1	$1,562.1
Revenue by Product Category
The table below presents our consolidated sales by product category.

	Years ended December 31,
In millions	2024	2023	2022
Fuel	$720.2	$705.2	$674.7
Lube	326.8	305.4	306.9
Air	288.6	282.4	267.8
Other	334.0	335.1	312.7
Total net sales	$1,669.6	$1,628.1	$1,562.1
Revenue by Major Customer
For the years ended December 31, 2024, 2023 and 2022, three external customers, Cummins, PACCAR and the Traton Group, each represented greater than 10% of our annual net sales. These customers represented 17.6% ,16.5% and 12.2% of net sales in 2024, 17.4%, 15.6% and 11.8% of net sales in 2023 and 19.3%, 16.2% and 12.0% of net sales in 2022. No other customers exceeded 10% of net sales in the three years presented.
NOTE 5: INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentages were as follows:

		December 31,
In millions	Ownership Percentage	2024	2023
Shanghai Fleetguard Filter Co. Ltd.	50.0%	$24.3	$24.9
Fleetguard Filters Pvt. Ltd.	49.5%	58.5	58.0
Filtrum Fibretechnologies Pvt. Ltd.	49.7%	2.1	1.9
Investments and advances related to equity method investees		$84.9	$84.8

Dividends received from our unconsolidated equity investees were $25.5 million, $19.8 million and $23.1 million in 2024, 2023 and 2022, respectively.
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2024	2023	2022
Shanghai Fleetguard Filter Co. Ltd	$5.9	$5.9	$5.3
Fleetguard Filters Pvt. Ltd.	21.8	21.5	17.1
Filtrum Fibretechnologies Pvt. Ltd	0.4	0.2	0.3
Atmus share of net income	$28.1	$27.6	$22.7
Royalty and interest income	6.2	6.0	5.3
Equity, royalty and interest income from investees	$34.3	$33.6	$28.0
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

Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	Years ended December 31,
In millions	2024	2023	2022
Net sales	$456.7	$435.2	$392.5
Gross margin	183.0	170.0	136.3
Net income	57.4	56.2	38.4
Atmus share of net income	28.1	27.6	22.7
Royalty and interest income	6.2	6.0	5.3
Total equity, royalty and interest income from investees	34.3	33.6	28.0
Current assets	173.8	182.5	157.9
Non-current assets	89.6	87.4	82.0
Current liabilities	(85.8)	(89.1)	(75.9)
Non-current liabilities	(5.3)	(4.7)	(7.3)
Net assets	172.3	176.1	156.7
Atmus share of net assets	$84.9	$85.7	$78.9
NOTE 6: INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2024	2023	2022
U.S. income (1)	$126.0	$136.3	$69.1
Foreign income (1)	108.8	90.1	142.9
Income before income taxes	$234.8	$226.4	$212.0
(1) The change in the mix of earnings between U.S. and foreign operations from 2022 to 2023 primarily relates to a legal entity restructuring implemented in anticipation of the IPO and the Separation.
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
In millions	2024	2023	2022
Current
U.S. federal and state	$30.5	$38.4	$28.6
Foreign	26.4	26.7	25.7
Total current income tax expense	56.9	65.1	54.3
Deferred
U.S. federal and state	(5.4)	(10.4)	(11.4)
Foreign	(2.3)	0.4	(1.3)
Total deferred income tax expense (benefit)	(7.7)	(10.0)	(12.7)
Income tax expense	$49.2	$55.1	$41.6
Total income taxes paid were approximately $66.9 million, $41.3 million and $20.3 million in 2024, 2023 and 2022, respectively.

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal effect	1.3%	1.4%	0.9%
Differences in rates and taxability of foreign subsidiaries and joint ventures	(0.7)%	3.9%	(2.6)%
Research tax credits	(1.1)%	(1.3)%	(0.6)%
Foreign derived intangible income	(1.3)%	(1.7)%	(1.3)%
Valuation allowance	2.0%	—%	(0.4)%
Uncertain tax positions	0.1%	0.1%	2.5%
Other, net	(0.3)%	0.9%	0.1%
Effective tax rate	21.0%	24.3%	19.6%
Our effective tax rate for 2024 was 21.0%, compared to 24.3% for 2023 and 19.6% for 2022. The decrease in the effective tax rate was driven by a favorable change in the mix of earnings among tax jurisdictions and discrete tax items related to US and foreign tax return filings.
At December 31, 2024, $199.5 million of non-U.S. earnings are considered indefinitely reinvested in operations outside the U.S. for which deferred taxes have not been provided. Determination of the related deferred tax liability, if any, is not practicable because of the complexities associated with the hypothetical calculation.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets (liabilities) were as follows:

	December 31,
In millions	2024	2023
Deferred tax assets
Employee benefit plans	8.2	—
Foreign carryforward benefits	8.6	5.6
Accrued expenses	10.8	14.3
Warranty expenses	3.1	2.5
Lease liabilities	10.8	2.7
Research and development capitalization	19.2	15.6
Other	3.0	5.1
Gross deferred tax assets	63.7	45.8
Valuation allowance	(8.5)	(3.7)
Total deferred tax assets	55.2	42.1
Deferred tax liabilities
Property, plant and equipment	11.6	7.8
Unremitted income of foreign subsidiaries and joint ventures	16.2	13.9
Employee benefit plans	—	0.7
Lease assets	9.8	3.2
Other	0.7	3.7
Total deferred tax liabilities	38.3	29.3
Net deferred tax assets	$16.9	$12.8
Our foreign carryforward benefits as of December 31, 2024 may be carried forward indefinitely, subject to certain utilization limitations.

A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance is primarily attributable to the uncertainty regarding the realization of foreign net operating loss, foreign currency loss and foreign tax credits.
A reconciliation of the valuation allowance for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Years ended December 31,
In millions	2024	2023	2022
Balance at beginning of year	$3.7	$16.4	$17.6
Additions charged to tax expense	5.4	0.1	0.4
Valuation allowance reversal	(0.6)	—	(1.6)
Other (1)	—	(12.8)	—
Balance at end of year	$8.5	$3.7	$16.4
(1) Pursuant to the Separation Agreement, includes certain assets and liabilities, including deferred tax assets, and corresponding valuation allowances which were retained by Cummins. In addition, includes impact of currency changes and the expiration of net operating losses for which a full valuation allowance was recorded.
Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2024	2023
Prepaid expenses and other current assets
Refundable income taxes	$14.2	$2.0
Other assets
Deferred income tax assets	$18.5	$14.2
Other accrued expenses
Income tax payable	$6.8	$10.3
Other liabilities
Deferred income tax liabilities	$1.4	$1.4
A reconciliation of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 was as follows:

	December 31,
In millions	2024	2023	2022
Balance at beginning of year	$0.2	$22.2	$19.0
Additions to current year tax positions	0.2	0.2	3.2
Additions to prior years’ tax positions	—	—	—
Reductions to prior years’ tax positions (1)	—	(22.2)	—
Balance at end of year	$0.4	$0.2	$22.2
(1) Pursuant to the Separation Agreement, includes certain assets and liabilities, including contingency reserves which were retained by Cummins
The total amount of unrecognized tax benefits in 2024, 2023 and 2022, if recognized, would favorably impact the effective tax rate in future periods.
We have accrued interest expense related to the unrecognized tax benefits of $0 million, $0 million and $7.0 million as of December 31, 2024, 2023 and 2022, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2020.
NOTE 7: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	December 31,
In millions	2024	2023
Finished products	$213.3	$179.2
Work-in-process and raw materials	91.1	101.1
Inventories at FIFO cost	304.4	280.3
Excess of FIFO over LIFO	(37.8)	(30.3)
Total inventories	$266.6	$250.0
NOTE 8: PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2024	2023
Land and buildings	$69.9	$69.9
Machinery, equipment and fixtures	361.0	320.8
Construction in process	42.4	57.3
Property, plant and equipment, gross	473.3	448.0
Less: Accumulated depreciation	(287.1)	(273.4)
Property, plant and equipment, net	$186.2	$174.6
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
Our operating lease cost was $15.7 million, $10.5 million, and $10.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our variable lease cost was $1.0 million for the year ended December 31, 2024 and was immaterial for the years December 31, 2023 and 2022. Our finance lease cost and short-term lease cost were immaterial for the years ended December 31, 2024, 2023 and 2022.

Supplemental balance sheet information related to leases:

	December 31,
In millions	2024	2023	Balance Sheet Location
Assets
Operating	$37.3	$24.8	Other assets
Finance(1)	$1.5	$0.7	Property, plant and equipment, net
Total lease assets	$38.8	$25.5
Liabilities
Current
Operating	$12.0	$7.1	Other accrued expenses
Finance	$0.5	$0.3	Other accrued expenses
Long-term
Operating	$26.6	$18.5	Other liabilities
Finance	$1.0	$0.5	Other liabilities
Total lease liabilities	$40.1	$26.4
(1)Finance lease assets were recorded net of accumulated amortization of $1.2 million and $0.9 million at December 31, 2024 and 2023.
Supplemental cash flow and other information related to leases:

	Years ended December 31,
In millions	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14.3	$8.8	$9.4
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$14.5	$11.8	$7.4
Finance leases	$1.1	$0.2	$0.8
Additional information related to leases:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	3.3	4.2
Finance leases	3.2	3.2
Weighted-average discount rate
Operating leases	4.6%	4.9%
Finance leases	4.4%	2.2%
Following is a summary of the future minimum lease payments due to finance and operating leases with terms of more than one year at lease commencement at December 31, 2024, together with the net present value of the minimum payments:

In millions	Finance Leases	Operating Leases
2025	$0.6	$13.1
2026	0.5	12.0
2027	0.3	7.4
2028	0.2	5.1
2029	—	3.1
After 2029	—	1.4
Total minimum lease payments	1.6	42.1
Interest	(0.1)	(3.5)
Present value of net minimum lease payments	$1.5	$38.6
NOTE 10: GOODWILL
Goodwill is not amortized but it is subject to impairment testing at the reporting unit on an annual basis, or more often if events or circumstances indicate there may be impairment. We perform a goodwill impairment evaluation for our reporting unit annually. There was no impairment of goodwill during the periods covered by these Consolidated Financial Statements.
NOTE 11: PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	December 31,
In millions	2024	2023	2022
Balance, beginning of year	$14.0	$15.5	$23.9
Provision for base warranties issued	5.4	8.6	1.6
Payments made during period	(5.7)	(6.0)	(7.0)
Changes in estimates for pre-existing product warranties	(1.4)	(4.0)	(2.6)
Foreign currency translation and other	(0.1)	(0.1)	(0.4)
Balance, end of year	$12.2	$14.0	$15.5
Warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2024	2023
Current portion	$4.9	$5.4
Long-term portion	7.3	8.6
Total	$12.2	$14.0
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
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of December 31, 2024, $592.5 million has been drawn on the term loan and no amount was drawn on the revolving credit facility. The revolving credit facility includes an allowance of up to $50.0 million for outstanding letters of credit drawn under the facility that reduces the availability of funds. As of December 31, 2024, no letters of credit were outstanding. These amounts are included within Long-term debt and Current maturities of long-term debt on the Balance Sheet. As of December 31, 2024, Atmus’ fair value of Long-term debt was approximately $592.5 million, which was derived from Level 2 input measures.
Our credit lines available as of December 31, 2024 and December 31, 2023 include:

	As of December 31, 2024		As of December 31, 2023
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(1)	$600.0	$592.5	$600.0	$600.0
Revolving credit facility September 30, 2027(1)	400.0	—	400.0	—
(1)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At December 31, 2024, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2025	2026	2027	2028	2029	Thereafter	Total
$22.5	$30.0	$540.0	$—	$—	$—	$592.5
NOTE 13: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
Atmus Plans
Atmus has defined benefit pension plans, which provide retirement benefits to eligible participants and are collectively referred to as the “Atmus Plans.” The plans’ benefits are primarily based on employee earnings and credited service.
Plans in two countries, Belgium and Mexico, were newly established in 2023.
The total Atmus Plans’ defined benefit pension plan expenses were $1.7 million in 2024, $0.9 million in 2023 and $2.0 million in 2022. Service costs allocated to Atmus were $1.3 million in 2024, $0.6 million in 2023 and $1.5 million in 2022. These costs are reflected in the Consolidated Financial Statements as a component of Cost of sales, Research, development and engineering expenses and Selling, general and administrative expenses. The non-service costs allocated to Atmus were immaterial for each of the years ended December 31, 2024, 2023 and 2022. These non-service costs are reflected in the Consolidated Financial Statements as a component of Other income, net.
The aggregate status of all over funded plans is recognized as an asset and the aggregate status of all underfunded plans is recognized as a liability in the Consolidated Balance Sheets. The liabilities were $11.0 million and $9.6 million as of December 31, 2024 and 2023, respectively, and are reflected in the Consolidated Financial Statements as a component of Other liabilities. The current portion of the liabilities were immaterial as of December 31, 2024 and 2023. The amounts recognized as assets were $2.1 million and $0 million as of December 31, 2024 and 2023, respectively, and are reflected in the Consolidated Financial Statements as a component of Other assets.

The following is a listing of significant Atmus Plans:

Country	Name of Defined Benefit Plan(s)

Belgium	Reglement Plannen Leven en Overligden

France	Indemnité de Départ en Retraite

Germany	ersorgungsordnung von October 1979

Japan	Employee Retirement Allowance Plan

Mexico	Pension Plan, Seniority Premium, Termination Indemnity
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

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(56.1)	$(56.7)	$(40.1)
Currency translation adjustments	(23.3)	0.6	(16.6)
Other comprehensive (loss) income, net	(23.3)	0.6	(16.6)
Balance at end of period	(79.4)	(56.1)	(56.7)
Pensions and other benefit plans:
Balance at beginning of period	$(0.1)	$0.9	$(1.5)
Change in pensions and other benefit plans	0.6	(1.5)	3.1
Tax (expense) benefit	(0.1)	0.5	(0.7)
Other comprehensive income (loss), net	0.5	(1.0)	2.4
Balance at end of period	0.4	(0.1)	0.9
Accumulated other comprehensive loss:
Balance at beginning of period	$(56.2)	$(55.8)	$(41.6)
Total other comprehensive loss, net	(22.8)	(0.4)	(14.2)
Balance at end of period	$(79.0)	$(56.2)	$(55.8)
NOTE 16: SHARE REPURCHASE PROGRAM
Effective July 17, 2024, Atmus’ Board of Directors authorized a $150.0 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Repurchases under the program are determined by management and are wholly discretionary.

Since inception of the program, the Company repurchased approximately 0.5 million shares of common stock at an average cost of $37.22 per share, or an aggregate cost of approximately $20.0 million, all of which was paid during the period. All share repurchases were funded through available cash on hand. As of December 31, 2024, the Company had approximately $130.0 million in remaining share repurchase capacity.
NOTE 17: RELATIONSHIP WITH RELATED PARTIES
As described in Note 1, Description of the Business, Atmus had been managed and operated in the normal course of business with other subsidiaries of Cummins until March 18, 2024, when the Full Separation was completed. Accordingly, certain shared costs prior to the IPO have been allocated to Atmus and reflected as expenses in the Consolidated Financial Statements. Management of Cummins and Atmus consider the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of Cummins attributable to Atmus for purposes of the Consolidated Financial Statements; however, the expenses reflected in the Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Atmus historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Consolidated Financial Statements may not be indicative of expenses that will be incurred in the future by Atmus.
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
The expenses allocated and directly charged reflect all expenses that Cummins incurred on behalf of the Company. The expenses reflected in the Consolidated Financial Statements prior to the IPO may not be indicative of the actual expenses that would have been incurred during the period presented if Atmus historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid by Atmus to Cummins in the period in which the cost was recognized in the Consolidated Statements of Income.
Total corporate costs allocated to Atmus were $0 million, $13.7 million and $45.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Allocated corporate costs are included in Net sales, Cost of sales, Selling, general and administrative expenses, Research, development and engineering expenses and Other income, net. Post-IPO, Atmus has and will continue to incur its own corporate costs associated with being a standalone publicly traded company.
Related Party Balances
Following the full separation, Cummins is no longer considered a related party. Atmus had trade receivables of $37.9 million for products sold to, and accounts payable of $54.8 million for products and services purchased in the ordinary course from Cummins as of December 31, 2023. Atmus’ sales to Cummins from January 1, 2024 through the date of full separation, March 18, 2024, were $65.4 million compared to $282.5 million and $302.2 million for the years ended December 31, 2023 and 2022, respectively.
NOTE 18: STOCK-BASED COMPENSATION
Under the Atmus 2022 Omnibus Incentive Plan, Atmus is authorized to issue a maximum of 7.5 million shares of common stock to Atmus employees and non-employee directors.
Restricted Stock Units and Performance Share Units
During the years ended December 31, 2024, 2023, and 2022, Atmus recognized compensation expense related to RSUs and PSUs, as a component of Selling, general, and administrative expense, in its Consolidated Statements of Income of $11.9 million, $5.5 million, and $0 million, respectively. The unamortized compensation expense related to Atmus RSUs and PSUs was $18.8 million and is expected to be recognized over a weighted-average period of 1.6 years.
Our RSU and PSU activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share	Weighted-Average Aggregate Fair Value
Balance at January 1, 2023	—		$—
Granted	763,480	Various	28.34	$21.6	million
Vested	—		—
Forfeited	—		—
Balance at December 31, 2023	763,480		$28.34
Granted	391,385	Various	36.78	$14.4	million
Vested	(52,894)		28.03	$1.5	million
Forfeited	(80,774)		31.40
Balance at December 31, 2024	1,021,197		$31.35
NOTE 19: EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock incentive plan awards calculated using the treasury stock method.
Basic and diluted EPS were calculated as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
Net income	$185.6	$171.3	$170.4
Weighted-average shares for basic EPS	83.2	83.3	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.4	0.1	—
Weighted-average shares for diluted EPS	83.6	83.4	83.3
Basic earnings per share	$2.23	$2.06	$2.05
Diluted earnings per share	$2.22	$2.05	$2.05
Basic and diluted EPS for the year ended December 31, 2022 was calculated using the shares of common stock that were issued and outstanding as of the completion of the IPO. For the periods prior to the IPO, it is assumed that there were no dilutive equity instruments as there were no equity awards of Atmus outstanding prior to the IPO. Post IPO, there were no anti-dilutive shares.
NOTE 20. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	December 31, 2024	December 31, 2023
	(in millions)
Operating lease assets	$37.3	$24.8
Deferred income taxes	18.5	14.2
Long-term receivables	3.0	3.1
Other	20.7	9.4
Other assets	$79.5	$51.5

Geographic data for long-lived assets, excluding deferred taxes, goodwill, intangible assets and equity method investments, included the following:

	December 31, 2024	December 31, 2023
	(in millions)
United States	$103.5	$87.4
Mexico	42.6	34.9
France	25.9	28.8
Korea	25.6	28.6
Other international	25.8	19.7
Long-lived assets	$223.4	$199.4
Other accrued expenses included the following:

	December 31, 2024	December 31, 2023
	(in millions)
Marketing accruals	$46.9	$42.6
Other taxes payables	14.9	12.7
Current portion of operating lease liabilities	12.0	7.1
Income taxes payable	6.8	10.3
Current portion of finance lease liabilities	0.5	0.3
Other	6.1	10.7
Other accrued expenses	$87.2	$83.7
Other liabilities included the following:

	December 31, 2024	December 31, 2023
	(in millions)
Long-term portion of operating lease liabilities	$26.6	$18.5
Deferred income taxes	1.4	1.4
Long-term income taxes	0.4	0.2
Other long-term liabilities	12.3	11.7
Other liabilities	$40.7	$31.8

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024.
Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•Provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on the criteria described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024, based on the criteria in Internal Control - Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report that appears under Item 8.

Changes in Internal Control over Financial Reporting
The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize enterprise resource planning, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. During the quarter ended December 31, 2024, the Company transitioned one of its warehouses over to a new warehouse management system. There have been no material additional implementations during the quarter ended December 31, 2024. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.
There was no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, Atmus’ internal control over financial reporting.
Item 9B. Other Information
(b) 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, not already provided herein under Item 1. Business – Management, will be included in our Proxy Statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”). The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2024. Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Annual Report.
Item 11. Executive Compensation
The information required by this Item will be included in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2024 and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item will be included in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2024 and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2024 and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2024 and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Net Income — years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income — years ended December 31, 2024, 2023 and 2022

Consolidated Balance Sheets — December 31, 2024 and 2023

Consolidated Statements of Cash Flows — years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Equity — years ended December 31, 2024, 2023 and 2022

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

4.1
Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

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

10.14+
Separation Agreement and General Release, dated April 18, 2024, between Atmus Filtration Technologies Inc. and Toni Y. Hickey (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on April 19, 2024).

10.15+
Form of Indemnification Agreement for Independent Directors (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 of Atmus Filtration Technologies Inc. filed with the Commission on May 16, 2023).

10.16+
Restricted Stock Unit Award Agreement under the 2022 Omnibus Incentive Plan (Executive Officers) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

10.17+
Performance Stock Unit Award Agreement under the 2022 Omnibus Incentive Plan (Executive Officers) (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

10.18+
Restricted Stock Unit Award Agreement under the 2022 Omnibus Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

10.19+	Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).
10.20+
Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

10.21+	Executive Severance Plan (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).
10.22+
Executive Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

10.23+
First Amendment to Separation Agreement, dated as of September 25, 2023, by and between Atmus Filtration Technologies Inc. and Cummins Inc. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

19	Insider Trading Policy (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97
Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

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
*
Filed with this annual report on Form 10-K are the following materials formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Net Income for the years ended December 31, 2024, 2023, and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

ATMUS FILTRATION TECHNOLOGIES INC.

By	/s/ Jack M. Kienzler
Jack M. Kienzler
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 21, 2025.

Signature	Title
/s/ Stephanie J. Disher	Chief Executive Officer and President (Principal Executive Officer) and Director
Stephanie J. Disher

/s/ R. Edwin Bennett
R. Edwin Bennett	Director

/s/ Diego Donoso
Diego Donoso	Director

/s/ Gretchen Haggerty
Gretchen Haggerty	Director

/s/ Jane Leipold
Jane Leipold	Director

/s/ Stephen Macadam
Stephen Macadam	Director

/s/ Stuart Taylor II
Stuart Taylor II	Director