Form 10-Q
period 2025-03-31
Atmus Filtration Technologies Inc.
filed 2025-05-02
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 30, 2025, there were 82,663,925 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
NET SALES(a)	$416.5	$426.6
Cost of sales	306.0	314.8
GROSS MARGIN	110.5	111.8
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	45.9	43.3
Research, development and engineering expenses	9.1	10.1
Equity, royalty and interest income from investees	9.2	10.4
Other operating (income) expense, net	(0.2)	0.2
OPERATING INCOME	64.9	68.6
Interest expense	8.4	10.5
Other income, net	0.3	0.2
INCOME BEFORE INCOME TAXES	56.8	58.3
Income tax expense	12.1	12.8
NET INCOME	$44.7	$45.5
PER SHARE DATA:
Weighted-average shares for basic EPS	82.8	83.3
Weighted-average shares for diluted EPS	83.2	83.6

Basic earnings per share	$0.54	$0.55
Diluted earnings per share	$0.54	$0.54
(a)Includes sales to related parties of $13.7 million for the three months ended March 31, 2025, compared with $82.3 million for the three months ended March 31, 2024.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
NET INCOME	$44.7	$45.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	5.0	(6.8)
Total other comprehensive income (loss), net of tax	5.0	(6.8)
COMPREHENSIVE INCOME	$49.7	$38.7
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$183.3	$184.3
Accounts and notes receivable, net	282.4	254.2
Inventories	270.8	266.6
Prepaid expenses and other current assets	46.9	49.9
Total current assets	783.4	755.0
Property, plant and equipment, net	192.3	186.2
Investments and advances related to equity method investees	86.9	84.9
Goodwill	84.7	84.7
Other assets	80.8	79.5
TOTAL ASSETS	$1,228.1	$1,190.3
LIABILITIES
Accounts payable	$217.8	$193.1
Accrued compensation, benefits and retirement costs	23.9	37.2
Current portion of accrued product warranty	5.0	4.9
Current maturities of long-term debt	26.3	22.5
Other accrued expenses	78.8	87.2
Total current liabilities	351.8	344.9
Long-term debt	562.5	570.0
Accrued product warranty	7.4	7.3
Other liabilities	41.1	40.7
TOTAL LIABILITIES	962.8	962.9
Commitments and contingencies (Note 10)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized, 83,457,896 and 83,403,813 shares issued at March 31, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	64.2	61.9
Retained earnings	305.1	264.5
Accumulated other comprehensive loss	(74.0)	(79.0)
Treasury stock, at cost (793,971 shares at March 31, 2025 and 537,643 at December 31, 2024)	(30.0)	(20.0)
TOTAL EQUITY	265.3	227.4
TOTAL LIABILITIES AND EQUITY	$1,228.1	$1,190.3
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$44.7	$45.5
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	7.2	5.4
Deferred income taxes	(0.1)	0.1
Equity in income of investees, net of dividends	(1.9)	0.8
Share-based compensation	2.3	2.0
Foreign currency remeasurement and transaction exposure	(0.5)	1.1
Changes in current assets and liabilities:
Trade and other receivables	(24.9)	(18.2)
Inventories	(1.1)	(9.6)
Prepaid expenses and other current assets	3.4	(3.2)
Accounts payable	22.5	0.3
Other accrued expenses	(22.0)	(28.4)
Changes in other liabilities	0.2	3.3
Other, net	(1.1)	(7.3)
Net cash provided by (used in) operating activities	28.7	(8.2)
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(12.4)	(10.6)
Net cash used in investing activities	(12.4)	(10.6)
CASH USED IN FINANCING ACTIVITIES
Payments on long-term debt	(3.8)	—
Repurchases of Common stock	(10.0)	—
Dividends paid	(4.1)	—
Net cash used in financing activities	(17.9)	—
Effect of exchange rate changes on cash and cash equivalents	0.6	—
Net increase in cash and cash equivalents	(1.0)	(18.8)
Cash and cash equivalents at beginning of period	184.3	168.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183.3	$149.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Three Months Ended March 31, 2025
Balances at January 01, 2025	$—	$61.9	$264.5	$(79.0)	$(20.0)	$227.4
Net income	—	—	44.7	—	—	44.7
Other comprehensive income, net of tax	—	—	—	5.0	—	5.0
Share-based awards	—	2.3	—	—	—	2.3
Common stock repurchased	—	—	—	—	(10.0)	(10.0)
Cash dividends declared ($0.05 per share)	—	—	(4.1)	—	—	(4.1)
Balances at March 31, 2025	$—	$64.2	$305.1	$(74.0)	$(30.0)	$265.3
Three Months Ended March 31, 2024
Balances at January 01, 2024	$—	$49.7	$87.2	$(56.2)	$—	$80.7
Net income	—	—	45.5	—	—	45.5
Other comprehensive loss, net of tax	—	—	—	(6.8)	—	(6.8)
Share-based awards	—	2.4	—	—	—	2.4
Balances at March 31, 2024	$—	$52.1	$132.7	$(63.0)	$—	$121.8
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
The unaudited financial statements for all periods presented, including the historical results of the Company prior to May 26, 2023, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared pursuant to the rules and regulations of the Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of Atmus’ results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Certain prior year balances have been reclassified to conform to current year presentation.
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
Post IPO, Retained earnings began to accumulate and the balance reflected on the Condensed Consolidated Balance Sheets reflects earnings for the period May 26, 2023 through March 31, 2025.
Periods Post Full Separation
Following Full Separation, Cummins will continue to provide certain services to Atmus under the transition services agreement. The transition services agreement relates primarily to administrative services, which are generally to be provided through August 2025. Atmus will continue to pay Cummins mutually agreed upon fees for these services.
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
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 2020-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We expect this ASU to impact our disclosure with no impact to our results of operations, cash flows or financial condition.
NOTE 4. REVENUE
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents Atmus’ combined sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
United States	$207.6	$201.0
Other international	208.9	225.6
Total net sales	$416.5	$426.6
Revenue by Product Category
The table below presents Atmus’ combined sales by product category:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Fuel	$178.6	$187.2
Lube	83.1	81.2
Air	72.6	71.8
Other	82.2	86.4
Total net sales	$416.5	$426.6

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Fleetguard Filters Pvt. Ltd.	$6.3	$7.6
Shanghai Fleetguard Filter Co. Ltd	1.2	1.1
Filtrum Fibretechnologies Pvt. Ltd	0.1	0.1
Atmus share of net income	7.6	8.8
Royalty and interest income	1.6	1.6
Equity, royalty and interest income from investees	$9.2	$10.4
NOTE 6. INCOME TAXES
In connection with the Separation, the Company entered into a tax matters agreement with Cummins that, among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Atmus’ effective tax rate for the three months ended March 31, 2025, was 21.3%. Atmus’ effective tax rate for the three months ended March 31, 2024, was 22.0%. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

The international tax framework introduced by the Organization for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and was effective as of the Company’s 2024 fiscal year. The Company has assessed this legislation and the Pillar Two provisions do not have a material impact on the Company’s tax expense.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	March 31, 2025	December 31, 2024
	(in millions)
Finished products	$203.7	$213.3
Work-in-process and raw materials	98.6	91.1
Inventories at FIFO cost	302.3	304.4
Excess of FIFO over LIFO	(31.5)	(37.8)
Total inventories	$270.8	$266.6

NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, beginning of year	$12.2	$14.0
Provision for base warranties issued	1.5	2.2
Payments made during period	(1.3)	(0.7)
Changes in estimates for pre-existing product warranties	(0.5)	0.3
Foreign currency translation and other	0.5	—
Balance, end of period	$12.4	$15.8
Warranty liabilities included in Atmus’ Condensed Consolidated Balance Sheets were as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Current portion	$5.0	$4.9
Long-term portion	7.4	7.3
Total	$12.4	$12.2
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
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of March 31, 2025, $588.8 million has been drawn on the term loan and no amount was drawn on the revolving credit facility. The revolving credit facility includes an allowance of up to $50.0 million for outstanding letters of credit drawn under the facility that reduces the availability of funds. As of March 31, 2025, no letters of credit were outstanding. These amounts are included within Long-term debt and Current maturities of long-term debt on the Balance Sheet. As of March 31, 2025, Atmus’ fair value of Long-term debt was approximately $588.8 million, which was derived from Level 2 input measures.
Our credit lines available as of March 31, 2025 and December 31, 2024 include:

	As of March 31, 2025		As of December 31, 2024
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(1)	$600.0	$588.8	$600.0	$592.5
Revolving credit facility September 30, 2027(1)	400.0	—	400.0	—
(1)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At March 31, 2025, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2025	2026	2027	2028	2029	Thereafter	Total
$18.8	$30.0	$540.0	$—	$—	$—	$588.8
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to lawsuits and claims arising out of the ordinary course of its business. The Company does not have any currently pending claims or litigation that the Company believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, cash flows, liquidity or capital resources. The Company carries various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against the Company with respect to these lawsuits, claims and proceedings. While the Company believes it has established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on Atmus’ business, results of operations, financial condition or cash flows.
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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in Accumulated other comprehensive (loss) income by component for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(79.4)	$(56.1)
Currency translation adjustments	5.0	(6.8)
Other comprehensive income (loss), net	5.0	(6.8)
Balance at end of period	(74.4)	(62.9)
Pensions and other benefit plans:
Balance at beginning of period	$0.4	$(0.1)
Other comprehensive income (loss), net	—	—
Balance at end of period	0.4	(0.1)
Accumulated other comprehensive loss:
Balance at beginning of period	$(79.0)	$(56.2)
Total other comprehensive income (loss), net	5.0	(6.8)
Balance at end of period	$(74.0)	$(63.0)
NOTE 12. SHARE REPURCHASE PROGRAM
Effective July 17, 2024, Atmus’ Board of Directors authorized a $150.0 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Repurchases under the program are determined by management and are wholly discretionary.
Since inception of the program, the Company repurchased approximately 0.8 million shares of Common stock at an average cost of $37.80 per share, or an aggregate cost of approximately $30.0 million. During the three months ended March 31, 2025, the Company repurchased approximately 0.3 million shares of Common stock at an average cost of $39.03 per share, or an aggregate cost of approximately $10.0 million, all of which was paid during the period. All share repurchases were funded through available cash on hand. As of March 31, 2025, the Company had approximately $120.0 million in remaining share repurchase capacity.
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

Related Party Balances
Following the Full Separation, Cummins is no longer considered a related party. Atmus’ sales to Cummins from January 1, 2024 through the date of Full Separation, March 18, 2024, were $65.4 million.
NOTE 14. EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS reflects the increase in weighted common shares outstanding that would result from the assumed exercise of outstanding stock incentive plan awards calculated using the treasury stock method.
Basic and diluted EPS were calculated as follows:

	For the Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Net income	$44.7	$45.5
Weighted-average shares for basic EPS	82.8	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.4	0.3
Weighted-average shares for diluted EPS	83.2	83.6
Basic earnings per share	$0.54	$0.55
Diluted earnings per share	$0.54	$0.54
NOTE 15. SEGMENT REPORTING
We operate our business as one operating segment and also one reportable segment. The profit or loss measure used by the chief operating decision maker is net income that is reported on the income statement as consolidated net income. All expense categories reported within the consolidated income statement are significant expenses. The measure of business assets is reported on the balance sheet as total consolidated assets.
NOTE 16. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	March 31, 2025	December 31, 2024
	(in millions)
Operating lease assets	$38.5	$37.3
Deferred income taxes	19.6	18.5
Long-term receivables	3.1	3.0
Other	19.6	20.7
Other assets	$80.8	$79.5

Other accrued expenses included the following:

	March 31, 2025	December 31, 2024
	(in millions)
Marketing accruals	$41.3	$46.9
Current portion of operating lease liabilities	14.0	12.0
Other taxes payables	9.0	14.9
Income taxes payable	8.1	6.8
Current portion of finance lease liabilities	0.9	0.5
Other	5.5	6.1
Other accrued expenses	$78.8	$87.2
Other liabilities included the following:

	March 31, 2025	December 31, 2024
	(in millions)
Long-term portion of operating lease liabilities	$25.9	$26.6
Deferred income taxes	0.9	1.4
Long-term income taxes	0.4	0.4
Other long-term liabilities	13.9	12.3
Other liabilities	$41.1	$40.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
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
•Deriving significant earnings from investees that Atmus does not directly control;
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
•Changes in capital and credit markets;
•Substantial indebtedness from Atmus’ term loan and revolving credit facility, which may impact Atmus’ ability to service all its indebtedness and react to changes in the industry; and
•Substantially all Atmus assets pledged as security for its term loan and revolving credit facility.

Additional information about these future factors and the material factors or assumptions underlying such forward-looking statements may be found under the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and the section entitled Risk Factors in this Quarterly Report on Form 10-Q. It is not possible to predict or identify all such factors, and the risks described above should not be considered a complete statement of all potential risks and uncertainties.
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
General Overview and Recent Developments
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
Tariffs
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, most notably, a 145% tariff on substantially all products of Chinese origin, on all U.S. imports. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global demand in both aftermarket and first-fit. We are continuing to evaluate demand for our products in affected markets, along with these developments, and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition. For more information, see Item 1A, Risk Factors.
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
Factors Affecting Our Performance
Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions. Our revenues may also be impacted by OEM inventory levels, production schedules, commodity prices, work stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency exchange rate changes, political and economic uncertainty (including tariffs and trade barriers), public health crises (epidemics or pandemics) and regulatory matters, including adoption and enforcement of environmental and emission standards in the countries we serve. Some of the more important factors affecting our performance are briefly discussed below.
Market demand
Aftermarket and first-fit demand continued to soften in the first three months of 2025 reflecting depressed market conditions across many of our key markets. These market conditions reflect the general economic uncertainties attributable to the recent U.S. government tariff announcement and the retaliatory measures of certain other countries.
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
Commodity prices, labor, inflation and foreign currency exchange rates
Direct material cost pressures, driven largely by steel, resin and other petrochemical products, have generally stabilized, though rising costs were observed in the latter portions of the period.

During the first three months of 2025, our Selling, general and administrative expenses increased as a result of increased people-related and consulting expenses.
Additionally, the appreciation of the U.S. dollar against foreign currencies had an unfavorable impact on our condensed consolidated results of operations in the first three months of 2025 due to translation impacts. We remain in a volatile currency environment and as such, there can be no assurances that this trend will continue for the remainder of 2025.
Standalone costs
We have incurred, and expect to continue to incur, additional costs associated with becoming a standalone public company. During the three months ended March 31, 2025, we incurred approximately $9.3 million of one-time expenses including $6.8 million within Cost of sales and $2.5 million within Selling, general and administrative expenses. We expect to incur one-time expenses of approximately $10 million to $15 million in 2025 in connection with becoming a standalone public company. In addition, we expect to incur capital expenditures in connection with the Separation of approximately $5 million to $10 million in 2025. These expenses and capital expenditures primarily relate to the establishment of functions previously co-mingled with Cummins, such as information technologies, distribution centers, manufacturing and human resources. The one-time costs incurred during the three months ended March 31, 2025, were primarily associated with establishing our own standalone warehouse in Belgium as we worked to ensure we were supporting customer needs. These expenses and capital expenditures are expected to be complete by the end of 2025. The actual amount of the expenses and capital expenditures we will incur as a stand-alone public company may be higher, perhaps significantly, from our current estimates for a number of reasons, including, among others, the final terms we are able to negotiate with service providers, as well as additional costs we may incur that we have not currently anticipated. Additionally, the actual timing of when we incur these incremental expenses may be different, perhaps significantly, from our current estimates for a number of reasons, including, among others, unforeseen events that may cause delays or interruptions in our plans or our service providers’ ability to provide their services.
Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	For the Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Amount	%
	(in millions)
NET SALES	$416.5	$426.6	$(10.1)	(2.4)%
Cost of sales	306.0	314.8	8.8	2.8%
GROSS MARGIN	110.5	111.8	(1.3)	(1.2)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	45.9	43.3	(2.6)	(6.0)%
Research, development and engineering expenses	9.1	10.1	1.0	9.9%
Equity, royalty and interest income from investees	9.2	10.4	(1.2)	(11.5)%
Other operating (income) expense, net	(0.2)	0.2	0.4	200.0%
OPERATING INCOME	64.9	68.6	(3.7)	(5.4)%
Interest expense	8.4	10.5	2.1	20.0%
Other income, net	0.3	0.2	0.1	50.0%
INCOME BEFORE INCOME TAXES	56.8	58.3	(1.5)	(2.6)%
Income tax expense	12.1	12.8	0.7	5.5%
NET INCOME	$44.7	$45.5	$(0.8)	(1.8)%
PER SHARE DATA:
Basic earnings per share	$0.54	$0.55	$(0.01)	(1.2)%
Diluted earnings per share	$0.54	$0.54	$(0.01)	(1.3)%

	For the Three Months Ended March 31,		Favorable (Unfavorable)
Percent of Net sales	2025	2024	Percentage Points
Gross margin	26.5%	26.2%	0.3
Selling, general and administrative expenses	11.0%	10.2%	(0.8)
Research, development and engineering expenses	2.2%	2.4%	0.2
Net Sales
Net sales were $416.5 million for the three months ended March 31, 2025, a decrease of $10.1 million compared to $426.6 million for the three months ended March 31, 2024. The decrease in Net sales was mainly due to unfavorable impacts of currency of $11.4 million and lower volumes of approximately $3.5 million, partially offset by $4.8 million of favorable pricing impacts.
Gross Margin
Gross margin was $110.5 million for the three months ended March 31, 2025, a decrease of $1.3 million compared to $111.8 million for the three months ended March 31, 2024. The decrease in Gross margin was mainly due to $4.8 million in unfavorable currency impacts, a $3.5 million increase in one-time separation costs, $2.2 million of unfavorable logistic costs and lower volumes of approximately $1.2 million, partially offset by $4.8 million of favorable pricing impacts as described above, a $3.9 million decrease in manufacturing and other costs and a $1.7 million decrease in warranty costs. Gross margin as a percentage of Net sales was 26.5% for the three months ended March 31, 2025, an increase of 0.3 percentage points compared to 26.2% for the three months ended March 31, 2024. The increase in Gross margin as a percentage of Net sales was primarily driven by the items noted above decreasing at a higher rate in relation to the change in Net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $45.9 million for the three months ended March 31, 2025, an increase of $2.6 million compared to $43.3 million for the three months ended March 31, 2024. The increase was primarily driven by increased people-related and consulting expenses of $2.6 million. Selling, general and administrative expenses as a percentage of Net sales were 11.0% for the three months ended March 31, 2025, an increase of 0.8 percentage points compared to 10.2% for the three months ended March 31, 2024. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above.
Research, Development and Engineering Expenses
Research, development and engineering expenses were $9.1 million for the three months ended March 31, 2025, a decrease of $1.0 million compared to $10.1 million for the three months ended March 31, 2024. The decrease was primarily due to lower people-related expenses. Research, development and engineering expenses as a percentage of Net sales were 2.2% for the three months ended March 31, 2025, a decrease of 0.2 percentage points compared to 2.4% for the three months ended March 31, 2024. The decrease in Research, development and engineering expenses as a percentage of Net sales was mainly due to the item noted above.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees were $9.2 million for the three months ended March 31, 2025, a decrease of $1.2 million compared to $10.4 million for the three months ended March 31, 2024. The decrease was due to lower earnings of $1.2 million from our joint ventures, primarily driven by market conditions in India.
Interest Expense
Interest expense was $8.4 million for the three months ended March 31, 2025, a decrease of $2.1 million compared to $10.5 million for the three months ended March 31, 2024. The decrease was primarily driven by lower outstanding borrowings on our Credit Agreement as principal payments are made.
Income Tax Expense
Our effective tax rate for the three months ended March 31, 2025 was 21.3%, a decrease of 0.7 percentage points compared to 22.0% for the three months ended March 31, 2024. The decrease in the effective tax rate was driven by a change in the mix of earnings among tax jurisdictions. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total availability, which includes a $600 million term loan and a $400 million revolving credit facility. As of March 31, 2025, we have outstanding borrowings of $588.8 million on the term loan and zero on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $400 million as of March 31, 2025.
We believe that cash from operations and the facilities under our Credit Agreement will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for share repurchases and quarterly dividends in both the short and long term. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity. However, if a serious economic or credit market crisis ensues or other adverse development arises, it could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.
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
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We have the ability to access the capital markets and other sources of liquidity, which management believes are sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by (used in) operating activities	$28.7	$(8.2)
Net cash used in investing activities	(12.4)	(10.6)
Net cash used in financing activities	(17.9)	—

Operating Cash Flow
Net cash provided by operating activities was $28.7 million for the three months ended March 31, 2025, an increase of $36.9 million compared to Net cash used in operating activities of $8.2 million for the three months ended March 31, 2024. The increase was driven primarily by lower working capital requirements of $37.0 million, partially offset by lower income from equity method investees of $2.7 million. During the three months ended March 31, 2025, lower working capital requirements resulted in a cash outflow of $22.1 million compared to a cash outflow of $59.1 million for the three months ended March 31, 2024, mainly due to higher trade payables, lower inventory and lower prepaids.
Dividends received from our unconsolidated equity investees were $5.7 million and $9.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Investing Cash Flow
Net cash used in investing activities for the three months ended March 31, 2025 and March 31, 2024 was primarily used for capital expenditures. Our capital expenditures were $12.4 million (of which approximately $3.5 million related to one-time separation costs) and $10.6 million (of which approximately $2.8 million related to one-time separation costs) for the three months ended March 31, 2025 and March 31, 2024, respectively, corresponding to approximately 3.0% and 2.5% of Net sales for the three months ended March 31, 2025 and March 31, 2024, respectively.
Financing Cash Flow
Net cash used in financing activities for the three months ended March 31, 2025 was $17.9 million compared to $0.0 million for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2025 consisted primarily of repurchases of common stock, dividends paid and payments made on our term loan.
Dividends
We paid dividends of $4.1 million in the first three months of 2025 and none in the first three months of 2024. The first quarter 2025 dividend of $0.05 per share, declared on February 19, 2025 for shareholders of record as of March 4, 2025, was paid on March 19, 2025. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.
We anticipate that the 2025 distributions will be characterized as dividends under the U.S. federal income tax rules. The final determination will be made on an IRS Form 1099-DIV we expect to issue early 2026.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which provides a summary of our future minimum lease payments.
Debt
Our total debt was $588.8 million at March 31, 2025 and $600 million at December 31, 2024. At March 31, 2025, the weighted-average term of our outstanding long-term debt was 2.6 years. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.
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

A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
NET INCOME	$44.7	$45.5
Plus:
Interest expense	8.4	10.5
Income tax expense	12.1	12.8
Depreciation and amortization	7.2	5.4
EBITDA (non-GAAP)	$72.4	$74.2
Plus:
One-time separation costs(a)	$9.3	$6.0
Adjusted EBITDA (non-GAAP)	$81.7	$80.2
Net sales	$416.5	$426.6
Net income margin	10.7%	10.7%
EBITDA margin (non-GAAP)	17.4%	17.4%
Adjusted EBITDA margin (non-GAAP)	19.6%	18.8%
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs.
A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended March 31,
	2025	2024
	(per share)
Diluted earnings per share	$0.54	$0.54
Plus:
One-time separation costs(a)	$0.11	$0.07
Less:
Tax impact of one-time separation costs(a)	$0.02	$0.01
Adjusted earnings per share	$0.63	$0.60
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months ended March 31, 2025 and 2024 were $2.0 million and $1.3 million, respectively.

A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Cash provided by (used in) operating activities	$28.7	$(8.2)
Less:
Capital expenditures	$12.4	$10.6
Free cash flow (non-GAAP)	$16.3	$(18.8)
Plus:
One-time separation capital expenditures	$3.5	$2.8
Other one-time separation related(a)	—	3.3
Adjusted free cash flow (non-GAAP)	$19.8	$(12.7)
(a)Primarily comprised of one-time working capital inefficiencies associated with the move from intercompany settlement terms with Cummins to standalone practices.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of our financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical accounting policies and estimates, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements, are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would not have a material impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and March 31, 2024. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

Interest Rate Risk
Our interest rate risk relates primarily to our $600 million term loan facility and our five-year $400 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at March 31, 2025, a 0.125% change in SOFR would have a $0.7 million annual impact on interest expense. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements included in this report for further information.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, Atmus’ internal control over financial reporting.
The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize enterprise resource planning, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations during the quarter ended March 31, 2025. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

Part II - Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the revision to the following risk factor as set forth below:
Increased tariffs or the imposition of other barriers to international trade could impact the cost of our products, demand for our products and our competitive position.
Changes to trade protection measures and import or export licensing requirements; the imposition of new, additional, or retaliatory tariffs, quotas, exchange controls, sanctions, trade barriers or other restrictions; and the withdrawal from or modification of trade agreements or the negotiation of new trade agreements, in countries where we operate, particularly in Mexico, Canada, China, and India, could impact the cost of our products, demand for our products and the competitive position of our products. Our largest global manufacturing facility is in San Luis Potosi, Mexico, and it supplies products to our U.S. and global markets. There can be no assurance that the consequences of these actions, given our global operations, will not have a material adverse effect upon our business, financial condition, results of operations or cash flows.
For example, in February and March 2025, the U.S. presidential administration announced new and substantial tariff increases on imports to the United States from China, Mexico and Canada, On March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries, most notably, a 145% tariff on substantially all products of Chinese origin. These actions have resulted in retaliatory measures on U.S. goods and have begun to impact our business. Several tariff announcements have been followed by announcements of temporary pauses and limited exemptions, such as the temporary exemption for goods that enter the U.S. as qualifying goods under the U.S. Mexico Canada Free Trade Agreement, for which the majority of our products from Mexico for the U.S. market are certified compliant, or expected to be certified compliant. If maintained, the newly announced tariffs and the potential escalation of trade disputes would pose a significant risk to our business and would affect our revenue and cost of goods sold. For example, we have raised the prices of certain of our products in response to cost increases we have incurred on purchases of finished and other goods and some raw materials due to tariffs. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions, including raising the prices of our products or shifting supply sourcing or production locations, may cause us to modify our operations, lose customers, experience increased costs, or forgo business opportunities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Repurchase of Equity by the Company
Our stock repurchase activity for each of the three months in the quarter ended March 31, 2025 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	—	$—	—	$130.0
February 1-28, 2025	246,661	39.04	246,661	120.4
March 1-31, 2025	9,667	38.88	9,667	120.0
For the Quarter Ended March 31, 2025	256,328	$39.03	256,328
On July 17, 2024, our Board of Directors authorized a $150 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Since the inception of the program, we repurchased approximately $30.0 million of Common stock pursuant to this authorization and as of March 31, 2025, we had approximately $120.0 million of share repurchase authorization remaining. See related information in Note 12, Share Repurchase Program. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to pay the related taxes for grants of stock-based awards that vested.
Item 5. Other Information
(c) 10b5-1 Trading Arrangements
During the first quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Regulation S-K).
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

*
Filed with this Quarterly Report on Form 10-Q are the following materials formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE J. DISHER	By:	/s/ JACK M. KIENZLER
Stephanie J. Disher		Jack M. Kienzler
Chief Executive Officer and President		Senior Vice President, Chief Financial Officer and
(Principal Executive Officer)		Chief Accounting Officer
May 2, 2025		(Principal Financial Officer)
May 2, 2025