Form 10-Q
period 2025-09-30
Atmus Filtration Technologies Inc.
filed 2025-11-07
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 31, 2025, there were 81,507,839 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NET SALES(a)	$447.7	$403.7	$1,317.7	$1,262.9
Cost of sales	318.3	292.4	946.8	907.9
GROSS MARGIN	129.4	111.3	370.9	355.0
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	45.9	46.4	137.9	138.8
Research, development and engineering expenses	10.0	9.7	29.8	30.2
Equity, royalty and interest income from investees	8.4	8.1	25.1	26.7
Other operating (income) expense, net	—	0.1	(0.2)	1.1
OPERATING INCOME	81.9	63.2	228.5	211.6
Interest expense	8.5	10.4	25.4	31.4
Other (expense) income, net	(1.7)	0.9	2.1	3.7
INCOME BEFORE INCOME TAXES	71.7	53.7	205.2	183.9
Income tax expense	16.9	9.9	45.8	38.4
NET INCOME	$54.8	$43.8	$159.4	$145.5
PER SHARE DATA:
Weighted-average shares for basic EPS	82.0	83.2	82.7	83.3
Weighted-average shares for diluted EPS	82.7	83.6	83.3	83.6

Basic earnings per share	$0.67	$0.53	$1.93	$1.75
Diluted earnings per share	$0.66	$0.52	$1.91	$1.74
(a)Includes sales to related parties of $13.7 million and $42.2 million for the three and nine months ended September 30, 2025, respectively, compared with $12.5 million and $112.2 million for the three and nine months ended September 30, 2024, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$54.8	$43.8	$159.4	$145.5
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(3.5)	10.2	14.6	(0.6)
Unrealized gain on derivatives	0.5	—	0.1	—
Total other comprehensive (loss) income, net of tax	(3.0)	10.2	14.7	(0.6)
COMPREHENSIVE INCOME	$51.8	$54.0	$174.1	$144.9
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$218.3	$184.3
Accounts and notes receivable, net	323.6	254.2
Inventories	302.8	266.6
Prepaid expenses and other current assets	38.8	49.9
Total current assets	883.5	755.0
Property, plant and equipment, net	201.6	186.2
Investments and advances related to equity method investees	85.6	84.9
Goodwill	84.7	84.7
Other assets	83.7	79.5
TOTAL ASSETS	$1,339.1	$1,190.3
LIABILITIES
Accounts payable	$235.2	$193.1
Accrued compensation, benefits and retirement costs	37.0	37.2
Current portion of accrued product warranty	5.1	4.9
Current maturities of long-term debt	30.0	22.5
Other accrued expenses	105.2	87.2
Total current liabilities	412.5	344.9
Long-term debt	547.5	570.0
Accrued product warranty	7.5	7.3
Other liabilities	34.9	40.7
TOTAL LIABILITIES	1,002.4	962.9
Commitments and contingencies (Note 10)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized, 81,489,954 and 83,403,813 shares issued at September 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	70.5	61.9
Retained earnings	411.2	264.5
Accumulated other comprehensive loss	(64.3)	(79.0)
Treasury stock, at cost (1,995,964 shares at September 30, 2025 and 537,643 at December 31, 2024)	(80.7)	(20.0)
TOTAL EQUITY	336.7	227.4
TOTAL LIABILITIES AND EQUITY	$1,339.1	$1,190.3
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$159.4	$145.5
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	22.2	17.8
Deferred income taxes	(0.3)	(6.5)
Equity in income of investees, net of dividends	(2.6)	0.6
Share-based compensation	8.6	9.4
Foreign currency remeasurement and transaction exposure	(4.5)	(2.0)
Changes in current assets and liabilities:
Trade and other receivables	(58.7)	(10.7)
Inventories	(27.3)	(32.3)
Prepaid expenses and other current assets	11.9	(13.9)
Accounts payable	26.8	(11.7)
Other accrued expenses	15.1	(13.3)
Changes in other liabilities	(6.3)	6.9
Other, net	10.9	(4.4)
Net cash provided by operating activities	155.2	85.4
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(37.6)	(38.6)
Net cash used in investing activities	(37.6)	(38.6)
CASH USED IN FINANCING ACTIVITIES
Payments on long-term debt	(15.0)	(3.8)
Repurchases of Common stock	(59.8)	(10.0)
Dividends paid	(12.7)	(4.2)
Other, net	(0.6)	—
Net cash used in financing activities	(88.1)	(18.0)
Effect of exchange rate changes on cash and cash equivalents	4.5	—
Net increase in cash and cash equivalents	34.0	28.8
Cash and cash equivalents at beginning of period	184.3	168.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$218.3	$196.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Three Months Ended September 30, 2025
Balances at July 01, 2025	$—	$67.2	$360.8	$(61.3)	$(50.4)	$316.3
Net income	—	—	54.8	—	—	54.8
Other comprehensive loss, net of tax	—	—	—	(3.0)	—	(3.0)
Share-based awards	—	3.3	—	—	—	3.3
Common stock repurchased	—	—	—	—	(30.3)	(30.3)
Cash dividends declared ($0.055 per share)	—	—	(4.4)	—	—	(4.4)
Balances at September 30, 2025	$—	$70.5	$411.2	$(64.3)	$(80.7)	$336.7
Nine Months Ended September 30, 2025
Balances at January 01, 2025	$—	$61.9	$264.5	$(79.0)	$(20.0)	$227.4
Net income	—	—	159.4	—	—	159.4
Other comprehensive income, net of tax	—	—	—	14.7	—	14.7
Share-based awards	—	8.6	—	—	—	8.6
Common stock repurchased	—	—	—	—	(60.7)	(60.7)
Cash dividends declared ($0.155 per share)	—	—	(12.7)	—	—	(12.7)
Balances at September 30, 2025	$—	$70.5	$411.2	$(64.3)	$(80.7)	$336.7
Three Months Ended September 30, 2024
Balances at July 01, 2024	$—	$56.2	$188.9	$(67.0)	$—	$178.1
Net income	—	—	43.8	—	—	43.8
Other comprehensive income, net of tax	—	—	—	10.2	—	10.2
Share-based awards	—	3.3	—	—	—	3.3
Common stock repurchased	—	—	—	—	(10.0)	(10.0)
Cash dividends declared ($0.05 per share)	—	—	(4.2)	—	—	(4.2)
Balances at September 30, 2024	$—	$59.5	$228.5	$(56.8)	$(10.0)	$221.2
Nine Months Ended September 30, 2024
Balances at January 01, 2024	$—	$49.7	$87.2	$(56.2)	$—	$80.7
Net income	—	—	145.5	—	—	145.5
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Share-based awards	—	9.8	—	—	—	9.8
Common stock repurchased	—	—	—	—	(10.0)	(10.0)
Cash dividends declared ($0.05 per share)	—	—	(4.2)	—	—	(4.2)
Balances at September 30, 2024	$—	$59.5	$228.5	$(56.8)	$(10.0)	$221.2
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
As part of the Separation, Net Parent Investment was reclassified as Additional Paid-in Capital.
Periods Post IPO
Following the IPO, certain services continued to be provided by Cummins under the transition services agreement. The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
Post IPO, Atmus filed a consolidated Federal income tax return and returns in certain other jurisdictions with Cummins.
Post IPO, Retained earnings began to accumulate and the balance reflected on the Condensed Consolidated Balance Sheets reflects earnings for the period May 26, 2023 through September 30, 2025.
Periods Post Full Separation
Following Full Separation, Cummins continued to provide certain services to Atmus under the transition services agreement. The transition services agreement related primarily to administrative services, which were provided through September 2025. Atmus paid Cummins mutually agreed upon fees for these services.
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
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal Use-Software
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvement to the Accounting for Internal-Use Software, which modernizes the accounting for software costs that are accounted for under ASC 350-40, Intangibles - Goodwill and Other Internal Use-Software. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The guidance can be applied on a prospective basis, a modified basis, a modified basis for in-process projects or on retrospective basis. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
NOTE 4. REVENUE
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents Atmus’ combined sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
United States	$223.7	$190.9	$651.3	$592.5
Other international	224.0	212.8	666.4	670.4
Total net sales	$447.7	$403.7	$1,317.7	$1,262.9

Revenue by Product Category
The table below presents Atmus’ combined sales by product category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Fuel	$204.7	$173.3	$578.5	$546.0
Lube	87.9	78.4	264.0	242.4
Air	77.4	70.9	227.5	217.4
Other	77.7	81.1	247.7	257.1
Total net sales	$447.7	$403.7	$1,317.7	$1,262.9
NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Fleetguard Filters Pvt. Ltd.	$5.1	$5.3	$15.6	$17.5
Shanghai Fleetguard Filter Co. Ltd	1.7	1.2	4.6	4.2
Filtrum Fibretechnologies Pvt. Ltd	0.1	0.1	0.3	0.3
Atmus share of net income	6.9	6.6	20.5	22.0
Royalty and interest income	1.5	1.5	4.6	4.7
Equity, royalty and interest income from investees	$8.4	$8.1	$25.1	$26.7
NOTE 6. INCOME TAXES
In connection with the Separation, the Company entered into a tax matters agreement with Cummins that, among other things, formalized our agreement related to the responsibility for historical tax positions for the period prior to the IPO for jurisdictions where our business was included in the consolidated or combined tax returns of Cummins.
Atmus’ effective tax rate for the three and nine months ended September 30, 2025, was 23.6% and 22.3%, respectively. Atmus’ effective tax rate for the three and nine months ended September 30, 2024, was 18.4% and 20.9%, respectively. The variance in the effective tax rate is driven by an unfavorable change in the mix of earnings among tax jurisdictions and reductions to U.S. tax incentives and credits due to the adoption of the One Big Beautiful Bill Act (“OBBBA”), partially offset by discrete tax items. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
The international tax framework introduced by the Organization for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and was effective as of the Company’s 2024 fiscal year. The Company continues to assess this legislation and the Pillar Two provisions do not have a material impact on the Company’s tax expense.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cut and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the quarter and reflected its impact on the consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	September 30, 2025	December 31, 2024
	(in millions)
Finished products	$231.4	$213.3
Work-in-process and raw materials	105.4	91.1
Inventories at FIFO cost	336.8	304.4
Excess of FIFO over LIFO	(34.0)	(37.8)
Total inventories	$302.8	$266.6
NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Balance, beginning of year	$12.2	$14.0
Provision for base warranties issued	5.4	4.5
Payments made during period	(3.3)	(4.3)
Changes in estimates for pre-existing product warranties	(2.1)	(1.6)
Foreign currency translation and other	0.4	0.1
Balance, end of period	$12.6	$12.7
Warranty liabilities included in Atmus’ Condensed Consolidated Balance Sheets were as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Current portion	$5.1	$4.9
Long-term portion	7.5	7.3
Total	$12.6	$12.2
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
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of September 30, 2025, $577.5 million has been drawn on the term loan and no amount was drawn on the revolving credit facility. The revolving credit facility includes an allowance of up to $50.0 million for outstanding letters of credit drawn under the facility that reduces the availability of funds. As of September 30, 2025, no letters of credit were outstanding. These amounts are included within Long-term debt and Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. As of September 30, 2025, Atmus’ fair value of Long-term debt was approximately $577.5 million, which was derived from Level 2 input measures.
Our credit lines available as of September 30, 2025 and December 31, 2024 include:

	As of September 30, 2025		As of December 31, 2024
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(a)	$600.0	$577.5	$600.0	$592.5
Revolving credit facility September 30, 2027(a)	400.0	—	400.0	—
(a)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At September 30, 2025, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2025	2026	2027	2028	2029	Thereafter	Total
$7.5	$30.0	$540.0	$—	$—	$—	$577.5
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to lawsuits and claims arising out of the ordinary course of its business. The Company does not have any currently pending lawsuits or claims that the Company believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, cash flows, liquidity or capital resources. The Company carries various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against the Company with respect to any lawsuit, claim or proceeding. While the Company believes it has established adequate accruals for its expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on Atmus’ business, results of operations, financial condition or cash flows.
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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in Accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(61.3)	$(66.9)	$(79.4)	$(56.1)
Currency translation adjustments	(3.5)	10.2	14.6	(0.6)
Other comprehensive (loss) income, net	(3.5)	10.2	14.6	(0.6)
Balance at end of period	(64.8)	(56.7)	(64.8)	(56.7)
Pensions and other benefit plans:
Balance at beginning of period	$0.4	$(0.1)	$0.4	$(0.1)
Other comprehensive income (loss), net	—	—	—	—
Balance at end of period	0.4	(0.1)	0.4	(0.1)
Unrealized (loss) gain on derivatives:
Balance at beginning of period	$(0.4)	$—	$—	$—
Unrealized gain during period	0.5	—	0.1	—
Other comprehensive income, net	0.5	—	0.1	—
Balance at end of period	0.1	—	0.1	—
Accumulated other comprehensive loss:
Balance at beginning of period	$(61.3)	$(67.0)	$(79.0)	$(56.2)
Total other comprehensive (loss) income, net	(3.0)	10.2	14.7	(0.6)
Balance at end of period	$(64.3)	$(56.8)	$(64.3)	$(56.8)
NOTE 12. SHARE REPURCHASE PROGRAM
Effective July 17, 2024, Atmus’ Board of Directors authorized a $150.0 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Repurchases under the program are determined by management and are wholly discretionary.
Since inception of the program, the Company repurchased approximately 2.0 million shares of Common stock at an average cost of $40.41 per share, or an aggregate cost of approximately $80.7 million. During the nine months ended September 30, 2025, the Company repurchased approximately 1.5 million shares of Common stock at an average cost of $41.58 per share, or an aggregate cost of approximately $60.7 million, all of which was paid during the period except for approximately $0.9 million settled in October 2025. All share repurchases were funded through available cash on hand. As of September 30, 2025, the Company had approximately $69.3 million in remaining share repurchase capacity.
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
Basic and diluted EPS were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Net income	$54.8	$43.8	$159.4	$145.5
Weighted-average shares for basic EPS	82.0	83.2	82.7	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.7	0.4	0.6	0.3
Weighted-average shares for diluted EPS	82.7	83.6	83.3	83.6
Basic earnings per share	$0.67	$0.53	$1.93	$1.75
Diluted earnings per share	$0.66	$0.52	$1.91	$1.74
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
NOTE 16. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	September 30, 2025	December 31, 2024
	(in millions)
Operating lease assets	$37.9	$37.3
Deferred income taxes	18.8	18.5
Long-term receivables	3.4	3.0
Other	23.6	20.7
Other assets	$83.7	$79.5

Other accrued expenses included the following:

	September 30, 2025	December 31, 2024
	(in millions)
Marketing accruals	$48.8	$46.9
Other taxes payables	20.2	14.9
Current portion of operating lease liabilities	16.8	12.0
Income taxes payable	11.2	6.8
Current portion of finance lease liabilities	1.4	0.5
Other	6.8	6.1
Other accrued expenses	$105.2	$87.2
Other liabilities included the following:

	September 30, 2025	December 31, 2024
	(in millions)
Long-term portion of operating lease liabilities	$22.5	$26.6
Long-term income taxes	0.4	0.4
Deferred income taxes	—	1.4
Other long-term liabilities	12.0	12.3
Other liabilities	$34.9	$40.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, those that are based on current expectations, estimates and projections about the industries in which we operate and management’s views, plans, objectives, projections, beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may” or words of similar meaning. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, the development of future operations, the impact of planned acquisitions and dispositions, our strategy for growth, product development activities, regulatory approvals, market position, expenditures and the effects of the Full Separation, Separation and IPO (each as defined in Note 1, Description of the Business, to our Condensed Consolidated Financial Statements included herein). These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict. If the underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual outcomes, results and financial condition may differ materially from what is expressed, implied or forecasted in such forward-looking statements. Future factors and uncertainties include, but are not limited to:
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
Tariffs
During 2025, the United States announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The United States also indicated that tariffs may change and that additional measures are under consideration to be introduced. These tariff and tariff-related measures include potential impacts to the industry in which we operate and the commodities to which our products are exposed. These actions, along with corresponding retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global demand in both aftermarket and first-fit. In response to these developments, we mitigated the cost impact on our business by employing any exemptions for which we were eligible, such as compliance under the United States-Mexico-Canada Agreement (“USMCA”), adjusting our supply chain, and implementing select price adjustments. We will continue to evaluate opportunities to offset these costs and mitigate the impact on our business, consolidated results of operations and financial condition. Given the uncertainties, it is difficult to estimate the evolving tariff and policy landscape which may have a material impact on our profitability going forward.
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
Market demand
Aftermarket demand remained soft in the first nine months of 2025. We continue to be in a period of slow growth in global aftermarkets, and this trend is expected to continue for the remainder of 2025. First-fit experienced reduced demand in the first nine months of 2025 reflecting depressed market conditions. First-fit demand is expected to remain at reduced levels through 2025 based on overall market cyclicality.
Global supply chain
Overall supply chain conditions remained largely stable in the first nine months of 2025 with minimal disruptions being experienced. Logistics costs increased during the first nine months of 2025, primarily due to the transition to a standalone distribution network as part of the Separation and the impact of tariffs. Our management team continues to monitor and evaluate all of the factors affecting our supply chain condition and the related impacts on our business and operations, and we continue to minimize any supply chain impacts to our business and to our customers.
Commodity prices, labor, inflation and foreign currency exchange rates
We have experienced general variability in direct material costs through the first nine months of 2025. While the costs of our principal materials fluctuate, generally we believe there will continue to be an adequate supply of the materials we use and that they will broadly remain available.
During the first nine months of 2025, our Selling, general and administrative expenses decreased due to lower one-time separation expenses.
Additionally, the depreciation of the U.S. dollar against certain foreign currencies had an unfavorable impact on our condensed consolidated results of operations in the first nine months of 2025 due to translation impacts. We remain in a volatile currency environment and as such, there can be no assurances that this trend will continue for the remainder of 2025.
Standalone costs
We have incurred additional costs associated with becoming a standalone public company. During the three months ended September 30, 2025, we incurred approximately $3.7 million of one-time expenses including $2.5 million within Cost of sales and $1.2 million within Selling, general and administrative expenses. During the nine months ended September 30, 2025, we incurred approximately $15.5 million of one-time expenses including $11.2 million within Cost of sales and $4.3 million within Selling, general and administrative expenses. In addition, we have incurred capital expenditures in connection with the Separation of approximately $9.5 million in 2025. These expenses and capital expenditures primarily relate to the establishment of functions previously co-mingled with Cummins, such as information technologies, distribution centers, manufacturing and human resources. The one-time costs incurred during the three months ended September 30, 2025, were primarily associated with our technology transformation and modernization project. The transition services agreement under which Cummins had continued to provide certain services related primarily to administrative services ended in September 2025. With the conclusion of this agreement, we do not expect to incur any additional one-time expenses or capital expenditures in 2025 or in future periods in connection with becoming a standalone public company.

Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	For the Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Amount	%
	(in millions)
NET SALES	$447.7	$403.7	$44.0	10.9%
Cost of sales	318.3	292.4	(25.9)	(8.9)%
GROSS MARGIN	129.4	111.3	18.1	16.3%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	45.9	46.4	0.5	1.1%
Research, development and engineering expenses	10.0	9.7	(0.3)	(3.1)%
Equity, royalty and interest income from investees	8.4	8.1	0.3	3.7%
Other operating expense, net	—	0.1	0.1	100.0%
OPERATING INCOME	81.9	63.2	18.7	29.6%
Interest expense	8.5	10.4	1.9	18.3%
Other (expense) income, net	(1.7)	0.9	(2.6)	(288.9)%
INCOME BEFORE INCOME TAXES	71.7	53.7	18.0	33.5%
Income tax expense	16.9	9.9	(7.0)	(70.7)%
NET INCOME	$54.8	$43.8	$11.0	25.1%
PER SHARE DATA:
Basic earnings per share	$0.67	$0.53	$0.14	26.4%
Diluted earnings per share	$0.66	$0.52	$0.14	26.9%

	For the Three Months Ended September 30,		Favorable (Unfavorable)
Percent of Net sales	2025	2024	Percentage Points
Gross margin	28.9%	27.6%	1.3
Selling, general and administrative expenses	10.3%	11.5%	1.2
Research, development and engineering expenses	2.2%	2.4%	0.2
Net Sales
Net sales were $447.7 million for the three months ended September 30, 2025, an increase of $44.0 million compared to $403.7 million for the three months ended September 30, 2024. The increase in Net sales was mainly due to favorable volumes of $25.8 million, pricing of $14.9 million and favorable impacts of currency of $3.3 million. The favorable impact from pricing is primarily driven by normal pricing initiatives and select increases as a result of tariffs.
Gross Margin
Gross margin was $129.4 million for the three months ended September 30, 2025, an increase of $18.1 million compared to $111.3 million for the three months ended September 30, 2024. The increase in Gross margin was mainly due to favorable pricing of $14.9 million as described above, favorable volumes of $9.0 million, favorable manufacturing and other costs of $6.2 million and a $2.5 million decrease in one-time separation costs, partially offset by unfavorable logistics costs of $14.5 million. Gross margin as a percentage of Net sales was 28.9% for the three months ended September 30, 2025, an increase of 1.3 percentage points compared to 27.6% for the three months ended September 30, 2024. The increase in Gross margin as a percentage of Net sales was primarily driven by the items noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $45.9 million for the three months ended September 30, 2025, a decrease of $0.5 million compared to $46.4 million for the three months ended September 30, 2024. The decrease was primarily driven by lower one-time separation costs of $2.7 million, partially offset by higher consulting expenses. Selling, general and administrative expenses as a percentage of Net sales were 10.3% for the three months ended September 30, 2025, a decrease of 1.2 percentage points compared to 11.5% for the three months ended September 30, 2024. The decrease in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above.
Interest Expense
Interest expense was $8.5 million for the three months ended September 30, 2025, a decrease of $1.9 million compared to $10.4 million for the three months ended September 30, 2024. The decrease was primarily driven by a reduction to the interest rate on our borrowings and lower outstanding borrowings on our Credit Agreement as principal payments were made.
Other (Expense) Income, Net
Other (expense) income, net was $(1.7) million for the three months ended September 30, 2025, a decrease of $2.6 million compared to $0.9 million for the three months ended September 30, 2024. The decrease in Other (expense) income, net was due to an increase in the net loss on foreign exchange rate hedging.
Income Tax Expense
Our effective tax rate for the three months ended September 30, 2025 was 23.6%, an increase of 5.2 percentage points compared to 18.4% for the three months ended September 30, 2024. The increase in the effective tax rate was driven by an unfavorable change in the mix of earnings among tax jurisdictions and reductions to U.S. tax incentives and credits due to the adoption of the OBBBA, partially offset by discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Amount	%
	(in millions)
NET SALES	$1,317.7	$1,262.9	$54.8	4.3%
Cost of sales	946.8	907.9	(38.9)	(4.3)%
GROSS MARGIN	370.9	355.0	15.9	4.5%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	137.9	138.8	0.9	0.6%
Research, development and engineering expenses	29.8	30.2	0.4	1.3%
Equity, royalty and interest income from investees	25.1	26.7	(1.6)	(6.0)%
Other operating (income) expense, net	(0.2)	1.1	(1.3)	(118.2)%
OPERATING INCOME	228.5	211.6	16.9	8.0%
Interest expense	25.4	31.4	6.0	19.1%
Other income, net	2.1	3.7	(1.6)	(43.2)%
INCOME BEFORE INCOME TAXES	205.2	183.9	21.3	11.6%
Income tax expense	45.8	38.4	(7.4)	(19.3)%
NET INCOME	$159.4	$145.5	$13.9	9.6%
PER SHARE DATA:
Basic earnings per share	$1.93	$1.75	$0.18	10.3%
Diluted earnings per share	$1.91	$1.74	$0.17	9.8%

	For the Nine Months Ended September 30,		Favorable (Unfavorable)
Percent of Net sales	2025	2024	Percentage Points
Gross margin	28.1%	28.1%	—
Selling, general and administrative expenses	10.5%	11.0%	0.5
Research, development and engineering expenses	2.3%	2.4%	0.1
Net Sales
Net sales were $1,317.7 million for the nine months ended September 30, 2025, an increase of $54.8 million compared to $1,262.9 million for the nine months ended September 30, 2024. The increase in Net sales was mainly due to higher volumes of $37.3 million and favorable pricing impacts of $29.9 million, partially offset by the unfavorable impacts of currency of $12.4 million. The favorable impact from pricing is primarily driven by normal pricing initiatives and select increases as a result of tariffs.
Gross Margin
Gross margin was $370.9 million for the nine months ended September 30, 2025, an increase of $15.9 million compared to $355.0 million for the nine months ended September 30, 2024. The increase in Gross margin was mainly due to favorable pricing of $29.9 million as described above, favorable volumes of $13.0 million and a $9.8 million decrease in manufacturing and other costs, partially offset by unfavorable logistics costs of $27.4 million, $6.2 million in unfavorable currency impacts and a $3.1 million increase in one-time separation costs. Gross margin as a percentage of Net sales was 28.1% for the nine months ended September 30, 2025, consistent with a gross margin of 28.1% for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $137.9 million for the nine months ended September 30, 2025, a decrease of $0.9 million compared to $138.8 million for the nine months ended September 30, 2024. The decrease was primarily driven by lower one-time separation costs of $6.4 million, partially offset by increased people-related and consulting expenses. Selling, general and administrative expenses as a percentage of Net sales were 10.5% for the nine months ended September 30, 2025, a decrease of 0.5 percentage points compared to 11.0% for the nine months ended September 30, 2024. The decrease in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees was $25.1 million for the nine months ended September 30, 2025, a decrease of $1.6 million compared to $26.7 million for the nine months ended September 30, 2024. The decrease was primarily due to lower earnings of $1.6 million from our joint ventures in India and China.
Other Operating (Income) Expense, Net
Other operating (income) expense, net was $(0.2) million for the nine months ended September 30, 2025, a decrease of $1.3 million compared to $1.1 million for the nine months ended September 30, 2024. The change was primarily due to prior year asset write-offs in 2024 that did not recur.
Interest Expense
Interest expense was $25.4 million for the nine months ended September 30, 2025, a decrease of $6.0 million compared to $31.4 million for the nine months ended September 30, 2024. The decrease in Interest expense was primarily driven by a reduction to the interest rate on our borrowings and lower outstanding borrowings on our Credit Agreement as principal payments were made.
Other Income, Net
Other income, net was $2.1 million for the nine months ended September 30, 2025, a decrease of $1.6 million compared to $3.7 million for the nine months ended September 30, 2024. The decrease in Other income, net was due to an increase in the net loss on foreign exchange rate hedging.
Income Tax Expense
Our effective tax rate for the nine months ended September 30, 2025 was 22.3%, an increase of 1.4 percentage points compared to 20.9% for the nine months ended September 30, 2024. The increase in the effective tax rate was driven by an unfavorable change in the mix of earnings among tax jurisdictions and reductions to U.S. tax incentives and credits due to the adoption of the OBBBA, partially offset by discrete tax items. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total availability, which includes a $600 million term loan and a $400 million revolving credit facility. As of September 30, 2025, we have outstanding borrowings of $577.5 million on the term loan and no amount was drawn on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $400 million as of September 30, 2025.
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
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We have the ability to access the capital markets and other sources of liquidity, which management believes are sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$155.2	$85.4
Net cash used in investing activities	(37.6)	(38.6)
Net cash used in financing activities	(88.1)	(18.0)
Operating Cash Flow
Net cash provided by operating activities was $155.2 million for the nine months ended September 30, 2025, an increase of $69.8 million compared to $85.4 million for the nine months ended September 30, 2024. The increase was driven primarily by lower working capital requirements of $49.7 million and higher net income of $13.9 million. During the nine months ended September 30, 2025, lower working capital requirements resulted in a cash outflow of $32.2 million compared to a cash outflow of $81.9 million for the nine months ended September 30, 2024, mainly due to higher trade payables and other accrued expenses and lower prepaids, partially offset by higher trade receivables.
Dividends received from our unconsolidated equity investees were $17.8 million and $22.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Investing Cash Flow
Net cash used in investing activities for the nine months ended September 30, 2025 and September 30, 2024 was primarily used for capital expenditures. Our capital expenditures were $37.6 million (of which approximately $9.5 million related to one-time separation capital expenditures) and $38.6 million (of which approximately $12.4 million related to one-time separation capital expenditures) for the nine months ended September 30, 2025 and September 30, 2024, respectively, corresponding to approximately 2.9% and 3.1% of Net sales for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Financing Cash Flow
Net cash used in financing activities for the nine months ended September 30, 2025 was $88.1 million compared to $18.0 million for the nine months ended September 30, 2024. Net cash used in financing activities for the nine months ended September 30, 2025 and September 30, 2024 consisted primarily of repurchases of common stock, payments made on our term loan and dividends paid.
Dividends
We paid dividends of $12.7 million in the first nine months of 2025 and $4.2 million in the first nine months of 2024. The first quarter 2025 dividend of $0.05 per share, declared on February 19, 2025 for shareholders of record as of March 4, 2025, was paid on March 19, 2025. The second quarter of 2025 dividend of $0.05 per share, declared on May 21, 2025 for shareholders of record as of June 3, 2025, was paid on June 18, 2025.

The third quarter 2025 dividend of $0.055 per share, declared on August 13, 2025 for shareholders of record as of August 26, 2025, was paid on September 10, 2025. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.
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
Debt
Our total debt was $577.5 million at September 30, 2025 and $592.5 million at December 31, 2024. At September 30, 2025, the weighted-average term of our outstanding long-term debt was 1.9 years. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.
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

A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
NET INCOME	$54.8	$43.8	$159.4	$145.5
Plus:
Interest expense	8.5	10.4	25.4	31.4
Income tax expense	16.9	9.9	45.8	38.4
Depreciation and amortization	7.6	6.1	22.2	17.8
EBITDA (non-GAAP)	$87.8	$70.2	$252.8	$233.1
Plus:
One-time separation costs(a)	$3.7	$8.9	$15.5	$18.7
Adjusted EBITDA (non-GAAP)	$91.5	$79.1	$268.3	$251.8
Net sales	$447.7	$403.7	$1,317.7	$1,262.9
Net income margin	12.2%	10.8%	12.1%	11.5%
EBITDA margin (non-GAAP)	19.6%	17.4%	19.2%	18.5%
Adjusted EBITDA margin (non-GAAP)	20.4%	19.6%	20.4%	19.9%
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs.
A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(per share)
Diluted earnings per share	$0.66	$0.52	$1.91	$1.74
Plus:
One-time separation costs(a)	$0.04	$0.11	$0.17	$0.22
Less:
Tax impact of one-time separation costs(a)	$0.01	$0.02	$0.04	$0.04
Adjusted earnings per share	$0.69	$0.61	$2.04	$1.92
(a)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months ended September 30, 2025 and 2024 were $0.9 million and $1.6 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $3.4 million and $3.8 million, respectively.

A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Cash provided by operating activities	$82.1	$70.7	$155.2	$85.4
Less:
Capital expenditures	13.2	16.4	37.6	38.6
Free cash flow (non-GAAP)	$68.9	$54.3	$117.6	$46.8
Plus:
One-time separation capital expenditures	$2.9	$5.1	$9.5	$12.4
Other one-time separation related(a)	—	5.3	—	26.9
Adjusted free cash flow (non-GAAP)	$71.8	$64.7	$127.1	$86.1
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts would be approximately $9.0 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

Interest Rate Risk
Our interest rate risk relates primarily to our $600 million term loan facility and our five-year $400 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at September 30, 2025, a 0.125% change in SOFR would have a $0.7 million annual impact on interest expense. Refer to Note 9, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements included in this report for further information.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize enterprise resource planning, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. During the quarter ended September 30, 2025, the Company continued to implement a new enterprise resource planning system for several of our locations. There have been no material additional implementations during the quarter ended September 30, 2025. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or were reasonably likely to materially affect, Atmus’ internal control over financial reporting during the quarter ended September 30, 2025.

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
For example, since February 2025, the U.S. presidential administration has announced new and substantial tariff increases on imports to the United States from China, Mexico, Canada and India. Since then, various modifications and delays to these tariffs have been implemented, with further changes anticipated. These modifications include additional sector-specific tariffs or other measures. These actions have resulted in retaliatory measures on U.S. goods and have had a direct impact on our business. Several tariff announcements have been followed by announcements of temporary pauses and limited exemptions, such as the temporary exemption for goods that enter the U.S. as qualifying goods under the United States-Mexico-Canada Agreement (“USMCA”), for which the majority of our products from Mexico for the U.S. market are certified compliant, or expected to be certified compliant. These temporary exemptions, including those we are availing ourselves to under the USMCA, may be reduced or eliminated in the future. The ongoing trade disputes associated with these tariff measures and the potential escalation of trade disputes would pose a significant risk to our business and would affect our revenue and cost of goods sold. For instance, we have raised the prices of certain of our products in response to cost increases we have incurred on purchases of finished and other goods and some raw materials due to tariffs. The extent and duration of the tariffs and the resulting impact on general economic conditions and our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions, including raising the prices of our products or shifting supply sourcing or production locations, may cause us to modify our operations, lose customers, experience increased costs, or forgo business opportunities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.

Repurchase of Equity by the Company
Our stock repurchase activity for each of the three months in the quarter ended September 30, 2025 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
July 1-31, 2025	—	$—	—	$99.6
August 1-31, 2025	260,399	44.49	260,399	88.1
September 1-30, 2025	406,455	46.04	406,455	69.3
For the Quarter Ended September 30, 2025	666,854	45.43	666,854
(a)Dollar values stated in millions.
On July 17, 2024, our Board of Directors authorized a $150 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Since the inception of the program, we repurchased approximately $80.7 million of Common stock pursuant to this authorization and as of September 30, 2025, we had approximately $69.3 million of share repurchase authorization remaining. See related information in Note 12, Share Repurchase Program. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to pay the related taxes for grants of stock-based awards that vested.
Item 5. Other Information
(c) 10b5-1 Trading Arrangements
During the third quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Regulation S-K).

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

*
Filed with this Quarterly Report on Form 10-Q are the following materials formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE J. DISHER	By:	/s/ JACK M. KIENZLER
Stephanie J. Disher		Jack M. Kienzler
Chief Executive Officer and President		Senior Vice President, Chief Financial Officer and
(Principal Executive Officer)		Chief Accounting Officer
November 7, 2025		(Principal Financial Officer)
November 7, 2025