Form 10-K
period 2025-12-31
Atmus Filtration Technologies Inc.
filed 2026-02-13
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 001-41710
Atmus Filtration Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1611079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $2,992.2 million (based on the closing price of $36.42 as reported on the New York Stock Exchange as of that date).

As of January 31, 2026, 81,508,591 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates information from certain portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the fiscal year to which this report relates.

ATMUS FILTRATION TECHNOLOGIES INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
Overview
Atmus is one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. Atmus designs and manufactures advanced filtration products, principally under the Fleetguard brand, that enable lower emissions and provide superior asset protection. Atmus estimates that approximately 14% of Atmus’ net sales in 2025 were generated through first-fit sales to original equipment manufacturers (“OEM”s), where Atmus’ products are installed as components for new vehicles and equipment, and approximately 86% were generated in the aftermarket, where Atmus’ products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on Atmus’ more than 65-year history, Atmus continues to grow and differentiate itself through its global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
For the year ended December 31, 2025, Atmus generated $1,764.3 million in Net sales, $207.4 million in Net income and $353.5 million in Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures” in this Annual Report on Form 10-K for a description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net income, the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Atmus’ Business Strategy
The company has four pillars as part of its strategy to create value for customers and drive profitable growth. Below are each of the priorities and areas of focus related to each priority.
Grow share in first-fit in core markets
•Grow market share with leading OEMs.
•Enhanced product content per vehicle.
•Accelerate new product development.
•Support technology transitions with leading OEMs.
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
Atmus’ Global Footprint
Atmus serves end-users globally, with approximately 46% of its Net sales in 2025 from outside of the United States and Canada. Atmus believes that it, together with its joint ventures in China and India, has a leading position in its core markets, based on Net sales in 2025. Atmus maintains strong global customer relationships, supported by an established salesforce with work locations in over 25 countries as of December 31, 2025. Also, as of December 31, 2025, Atmus operates through 11 distribution centers, 10 manufacturing facilities and five technical facilities plus 10 manufacturing facilities and two technical facilities operated by its joint ventures, giving Atmus presence on six continents.

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
Atmus’ Competitive Strengths
Technology leadership and deep industry knowledge enable Atmus to deliver better customer solutions
Atmus combines a culture of innovation with deep-seated experience in its industry to deliver superior filtration solutions for its customers. Atmus’ technical team develops a range of filtration technologies, including filtration media, filter element formation, filtration systems integration and service-related solutions such as remote digital diagnostic and prognostic platforms and analytics. Atmus’ technical team of approximately 350 engineers, scientists and technical specialists are located in five technical centers around the world, with approximately 25% holding advanced technical degrees. Atmus’ team draws on a more than 65-year history focused on filtration and media technologies. Atmus has a broad IP portfolio with approximately 1,200 worldwide active or pending patents and patent applications and over 650 worldwide trademark registrations and applications as of December 31, 2025.

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
Partnering with leading OEMs
Atmus has a strong history as a supplier to leading OEMs, including Cummins, Daimler, Deere, Doosan, Foton, Komatsu, Paccar/DAF, the Traton Group, Stellantis and Volvo. Atmus sells both first-fit and aftermarket products to these customers and has been selling to each of them for at least 10 years. These customers in the aggregate accounted for approximately 70% of Atmus’ net sales in 2025 and have consistently accounted for more than 67% of Atmus’ net sales in each of the last five years. Atmus has written agreements with most of its key customers that specify certain purchase parameters, but do not obligate them to specific volumes. Atmus invests in its relationships and utilizes its technical strengths to win first-fit business with these OEMs, which drives Atmus’ installed base, yielding strong recurring revenue streams in the aftermarket. The OEMs also provide Atmus with early insight into technological developments and evolving product requirements within the broader engine and industrial application industry, allowing Atmus to be well positioned as the world shifts towards more complex modular filtration systems and filtration for other power sources.
Cummins is Atmus’ largest customer and accounted for approximately 18.8% of Atmus’ net sales in 2025. This relationship is defined by the first-fit supply agreement and the aftermarket supply agreement. Atmus maintains its strong relationship with Cummins, supported by these contractual relationships and due to its 65 year history embedded with Cummins. This gives Atmus a deep understanding of Cummins needs, which enables Atmus to deliver high-quality, higher-performance products that deliver value to Cummins.
Multi-channel path to diverse global markets
Atmus’ global presence provides a diverse and stable customer base across truck, bus, agriculture, construction, mining and power generation vehicles and equipment markets. Atmus’ current core markets are on-highway and off-highway, representing approximately 58% and 42% of Atmus’ net sales in 2025, respectively.
Atmus estimates that approximately 86% of Atmus’ net sales in 2025 were generated in the aftermarket.
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

In addition, independent distributors and retailers enable Atmus to reach a broader end-user market and create additional points of sale or service. Atmus also works directly with major customers of its channel partners (such as large fleets or mining companies), across its end markets, to create strong brand preference, which, in turn, leads to strong demand for its products and generates recurring revenue. Atmus continues to increase geographic coverage within regions to better serve its customers by investing in distribution expansion.
Atmus typically ships directly from its 11 distribution centers (as of December 31, 2025) worldwide to its channel partners, which provides direct connection and detailed understanding of Atmus’ customer and end-user base. Atmus’ comprehensive distribution and market coverage are vital to maintaining its broad reach, global presence and brand recognition.
Experienced leadership team with a proven track record of driving growth
Atmus is led by an energized and experienced senior leadership team with extensive industry experience with Cummins and other leading industrial companies. Atmus’ strategic vision and culture are directed by its executive leadership team under the leadership of its Chief Executive Officer and President, Stephanie J. Disher, its Senior Vice President, Chief Financial Officer and Chief Accounting Officer, Jack M. Kienzler, its Senior Vice President and Chief People Officer, Renee M. Swan, its Senior Vice President and President, Power Solutions, Charles E. Masters, and its Senior Vice President, Chief Legal Officer and Corporate Secretary, Laura Heltebran. Stephanie J. Disher joined Cummins in 2013 and has over 20 years of experience in leadership positions, including international assignments in Australia, Asia, and the United States. Prior to her current role, Stephanie J. Disher served as Vice President, Cummins and President, Cummins Filtration where she has demonstrated a continued track record of strong business performance, innovation and operational excellence. Jack M. Kienzler joined Cummins in 2014 and has over 15 years of finance experience. He most recently served as the Executive Director of Investor Relations at Cummins, having formerly led the Corporate Development team. Renee M. Swan joined Atmus in August 2023 and has over 20 years of experience in human resources and talent management. Charles E. Masters joined Cummins in 2003 and has over 20 years of experience in global sales and operational leadership roles within Cummins. Laura Heltebran joined Atmus in May 2025 and brings over 25 years of legal, ethics and compliance experience with public companies across several industries including, technology, hospitality, and aviation. Atmus’ leadership team has the ability to develop and execute its strategic vision and aims to create long-term shareholder value. Atmus benefits from its team’s industry knowledge and track record of successful product innovation and financial performance. Additionally, members of Atmus’ senior leadership team have strong experience executing and integrating acquisitions and strategic partnerships to drive accelerated growth and improved profitability.
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
Atmus monitors supply chain disruptions and conducts structured supplier risk and resiliency assessments. Atmus performs formal and informal supplier engagements to address potentially impactful supply base constraints and enhanced collaboration to develop specific countermeasures to mitigate risks. Atmus’ global team, located in different regions of the world, uses various approaches to identify and resolve threats to supply continuity.
Supply chain disruptions can impact Atmus’ business as well as its suppliers and customers, resulting in longer lead times in some areas of its business. Orders are typically issued as rolling releases with a specific lead time. When these orders are on backlog, they are often subject to cancellation on reasonable notice without cancellation charges, and therefore are not considered firm.
Materials
The principal materials that Atmus uses directly in manufacturing its products are steel, filter media and petrochemical-based products, including plastic, rubber and adhesives products. Atmus expects these materials to be available from numerous sources in quantities sufficient to meet our requirements. In 2025, material costs represented approximately 60% of Atmus’ cost of sales, compared to 61% of Atmus’ cost of sales in 2024.
Customer Concentration
Atmus has thousands of customers around the world and has developed long-standing business relationships with many of them. Cummins is Atmus’ largest customer, accounting for approximately 18.8% of Atmus’ net sales in 2025, 17.6% in 2024 and 17.4% in 2023, respectively. In connection with the Separation, Atmus entered into a first-fit supply agreement and an aftermarket supply agreement with Cummins for Atmus’ first-fit and aftermarket products. These agreements provide for continuation of Atmus’ supply to Cummins for all of its first-fit applications that Atmus currently supports, commitment to first-fit supply for certain upcoming product launches, and continued supply to Cummins of its full line of aftermarket filtration needs. It does not commit a specific volume of filters or related products. The loss of this customer or a significant decline in the production level of Cummins engines that use Atmus’ filters would have an adverse effect on Atmus’ business, financial condition, results of operations or cash flows.
In addition to the agreement Atmus entered into with Cummins, Atmus has long-term agreements with many of its largest customers. Collectively, Atmus’ net sales from its next four top customers, other than Cummins, was approximately 40% of Atmus’ net sales in 2025 and approximately 40% in 2024 and 39% in 2023, respectively. Excluding Cummins, two other customers, PACCAR and the Traton Group, accounted for more than 10% of Atmus’ net sales in 2025. Atmus’ customer agreements typically contain standard purchase and sale agreement terms covering filter pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of Atmus’ agreements with OEM customers is that they are long-term price and operations agreements that provide for the availability of Atmus’ products to each customer through the duration of the respective agreements. Where Atmus has such agreements in place, its customers typically place purchase orders with it pursuant to these agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
Intellectual Property
Atmus owns or controls a broad range of intellectual property rights, including a significant number of patents, trademarks, copyrights, trade secrets and other forms of intellectual property rights in the United States and foreign countries. Atmus has a broad IP portfolio with approximately 1,200 worldwide active or pending patents and patent applications and over 650 worldwide trademark registrations and applications as of December 31, 2025, which were granted and registered over a period of years. Atmus’ leading brand house trademark is Fleetguard. Atmus protects its innovations that arise from research and development through patent filings, as well as through trade secrets. Although these patents, trademarks and trade secrets are generally considered beneficial to Atmus’ operations, Atmus does not believe any patent, group of patents, trademark or trade secret is solely responsible for protecting its products.
Research, Development and Engineering
In 2025, Atmus continued to invest in future critical technologies and products. Atmus will continue to make investments to develop new technologies and improve its current products to meet increasing and changing emissions and engine performance requirements globally for diesel and hydrocarbon-powered equipment. In addition to building on its core technologies, Atmus is making investments in filtration and separation technologies required and used by electric powered vehicles, hydrogen production and other industrial systems.
Atmus’ research, development and engineering programs are focused on product improvements, product extensions, innovations and cost reductions for its customers. Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed when incurred. Research, development and engineering expenses were $40.7 million, $40.6 million, and $42.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Human Capital Resources
As of December 31, 2025, Atmus employed approximately 4,500 persons worldwide. As of December 31, 2025, approximately 53% of Atmus’ employees worldwide were represented by various unions under collective bargaining agreements. Among these collective bargaining agreements, those for the employees in Mexico, Brazil and France are renewed annually after compensation negotiations, while the collective bargaining agreement for the Cookeville, Tennessee plant typically has a four- to five-year term. Collective bargaining for Brazil Annual Profit Sharing will take place on February 19, 2026. Annual term collective bargaining for Mexico and France were recently successfully completed. These collective bargaining agreements have terms that will expire between December 2026 and February 2027. Contract negotiations at the Cookeville, Tennessee plant took place in February of 2024 resulting in a new four year contract that will expire at the end of its four year term on February 29, 2028.
Throughout Atmus’ more than 65-year history, Atmus has always recognized that people are the strength of its business and drive its ability to effectively serve its customers and sustain its competitive position. Atmus believes that the composition of its workforce gives it advantages relating to cost and capability when compared to its peers. Atmus empowers managers and employees to make decisions and generate positive results, increases employee communication and interaction with senior leadership and enhances a work environment that is inclusive, transparent, agile and team-oriented.
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

Employee Safety and Wellness
Atmus has a health, safety and environment commitment to protect what is important - its people, the planet and its customers. Every day, Atmus is committed to continually improving the health and safety of its work environment, taking action to achieve its goal that nobody gets hurt.
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
Atmus encourages its leaders to promote safety through strategic planning, enforcement and accountability, fostering the right environment, and influencing employees and other stakeholders. Atmus encourages its employees to promote safety through personal accountability, managing risk, and adopting positive behaviors. By employing these safety guidelines, Atmus seeks to maintain its goal of zero serious injury fatalities caused by machinery safety hazards due to the lack of or failure of safety control measures.
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
Inclusion and Diversity
Inclusion and diversity of perspective at all levels of Atmus are critical to its ability to innovate, win in the marketplace and create sustainable success. Having inclusive and diverse workplaces allows Atmus to attract and retain the best employees to deliver results for its shareholders. Building on a long history that has emphasized inclusion and diversity, Atmus will continue to seek opportunities and invest in processes that attract, develop and retain diverse talent, globally. Atmus will ensure that all employees can benefit from being a part of Atmus. This begins with the leadership team at Atmus. At this time, three out of Atmus’ eight directors are female, including its Chief Executive Officer, and two out of its eight directors are ethnically diverse. In addition, 43% of Atmus’ executive team is female, including its Chief Executive Officer, and 14% is ethnically diverse.
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

MANAGEMENT OF ATMUS
Executive Officers
The following table sets forth information, as of February 13, 2026, regarding the individuals who serve as Atmus’ executive officers, followed by a biography of each executive officer.

Name	Age	Positions
Stephanie J. Disher	50	Chief Executive Officer and President
Jack M. Kienzler	40	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Laura B. Heltebran	61	Senior Vice President, Chief Legal Officer and Corporate Secretary
Charles E. Masters	53	Senior Vice President and President, Power Solutions
Renee M. Swan	45	Senior Vice President and Chief People Officer
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
Laura B. Heltebran currently serves as Atmus’ Senior Vice President, Chief Legal Officer and Corporate Secretary. Ms. Heltebran previously served as Executive Vice President, Chief Legal Office and Corporate Secretary with Wheels Up. Prior to Wheels Up, Ms. Heltebran served as Senior Vice President and Deputy General Counsel at Hilton Worldwide. Ms. Heltebran holds a Bachelor of Arts degree from George Mason University and a Juris Doctor degree from Antonin Scalia Law School, George Mason University.
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

Item 1A. Risk Factors
These risk factors could materially affect our business, financial condition, results of operations and cash flows. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of our business. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K for the fiscal-year ended December 31, 2025, and should also carefully consider the matters addressed in the section herein entitled “Cautionary Statements and Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, financial condition, results of operation or cash flows. The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and notes to the financial statements included herein.
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
•Ability to attract and retain qualified personnel.
•Strategic transactions, such as acquisitions, divestitures, and joint ventures.
•Management of productivity improvements.
•Work stoppages and other labor matters.
•Variability in material and commodity costs.
•Interruptions in the supply of critical materials and components.
•Complexity of supply chain and manufacturing.
•Customers operating in cyclical industries and the current economic conditions in these industries.
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
Risks Related to Atmus’ Relationship with Cummins
•Atmus or Cummins fail to perform under various transaction agreements that were executed as part of the IPO.
•We may have received better terms from unaffiliated third parties than the terms we received in our agreements with Cummins.
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
•Applicable laws and regulations, provisions of Atmus' Second Amended and Restated Certificate of Incorporation (the “Charter”) and Atmus' Amended and Restated Bylaws (the “Bylaws”) and certain contractual rights granted to Cummins that may discourage takeover attempts and business combinations that shareholders might consider in their best interests.
•The designation of the Court of Chancery in the State of Delaware and the federal district courts for the District of Delaware as exclusive forums provision in Atmus’ Charter.

Risks Related to Our Business Operations
We have significant customer concentration, with Cummins, PACCAR and the Traton Group respectively accounting for approximately 18.8%, 16.3% and 11.5% of our net sales for the year ended December 31, 2025. The loss of such net sales to any of such significant customers would have a material and adverse effect on our business, financial condition, results of operations and cash flows.
For the year ended December 31, 2025, net sales to Cummins, our largest customer, accounted for approximately 18.8% of our net sales. Sales to Cummins joint ventures and to distributors that Cummins has a relationship with also account for a portion of our net sales. A portion of our net sales is dependent upon customer acceptance of, and demand for, Cummins’ engines or generators that use our filters. This customer concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by Cummins. While our relationship with Cummins is defined by our first-fit supply agreement and aftermarket supply agreement, we may fail in the future to renew these contracts, and, moreover, even if renewed, Cummins’ purchasing power may give it the ability to make greater demands on us with regard to pricing and contractual terms in general. In addition, Cummins may procure supplemental supply of top volume aftermarket products from alternative suppliers for a limited time if we fail to meet certain delivery performance requirements or if we do not offer a product or similar product for sale.
Cummins historically did not seek competitive bids for filtration products. However, prior to the completion of the IPO, Cummins initiated a competitive process to source a selective group of future first-fit programs and associated aftermarket products from its filtration product suppliers, including us. Subsequently, we were successful in being awarded this business. In the future, we expect that Cummins will continue to seek competitive bids for new filtration products. While we will have a preferred supplier relationship with Cummins, we will have to successfully win bids through Cummins’ bidding process in order to maintain or grow our current level of sales to Cummins and cannot guarantee that Cummins will always select our products. The loss of, or any substantial reduction in sales to, Cummins would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our association with Cummins has contributed to the relationships we have with certain significant customers due to the relationship those customers had with Cummins. We may not be able to attract new customers of Cummins, or retain existing customers, without Cummins’ support.
For the year ended December 31, 2025, net sales to PACCAR and the Traton Group accounted for approximately 16.3% and 11.5%, respectively, of our net sales. We cannot guarantee that PACCAR or the Traton Group will always choose to purchase our products. The loss or substantial reduction of sales to PACCAR or the Traton Group could materially and adversely affect our business, financial condition, results of operations or cash flows.
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
We earn equity, royalty and interest income from our joint venture in China — Shanghai Fleetguard Filter Co. Ltd., where we indirectly hold 50% of the economic interest. We also earn equity, royalty and interest income from our joint ventures in India — Fleetguard Filter Private Ltd. (“FFPL”), where we directly hold 49.491% of the economic interest (and 50% of the voting interest), and Filtrum Fibretechnologies Pvt. Ltd., where we hold, directly or indirectly, 49.75% of the economic interests (25% directly and 24.75% indirectly through our proportionate ownership of FFPL’s 50% ownership interest). For the year ended December 31, 2025, we recognized $33.8 million of equity, royalty and interest income from investees, compared to $34.3 million for the year ended December 31, 2024 and $33.6 million for the year ended December 31, 2023. Although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income and cash flow through dividend payments at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
For example, Cummins, our largest customer, has established 2030 environmental sustainability goals to, among other things, reduce its Scope 3 absolute lifetime GHG emissions from newly sold products, and partner with its customers to reduce its indirect GHG emissions from its products. These goals may result in Cummins preferring products that reduce its direct and/or indirect GHG emissions. As a result of these risks, and as we have seen OEMs begin to invest in these new technologies and launch new non internal combustion engines, we have been working, and continue to work, to expand our product offerings across industries and application types. However, there can be no assurance that we will be successful in doing so, or even if we are successful, that such new products will generate the same revenue or margin as internal combustion engine filtration products. Some of these technologies, such as battery electric vehicles, may not utilize as much filtration content. Additionally, there can be no assurance that our expectations regarding new and developing alternate fuel technologies, including with respect to which technologies will prevail and the development of filtration content for those technologies, will prove to be accurate. Such disruptive innovation could create new markets for others and displace existing companies and products. If we are unsuccessful in adapting our technologies or expanding into adjacent markets, these disruptions could result in significant negative consequences for us. Our future growth is dependent on properly addressing future customer and end-user needs and adapting our products in line with global technology trends.
Our ability to attract and retain qualified personnel is critical to our success.
Our success depends on the skills, institutional knowledge, working relationships and continued services and contributions of qualified personnel, including our executive leadership team. Our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals and successfully execute management transitions at leadership levels of the Company. We compete with other companies, both within and outside of our industry, for talented personnel and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure could have material adverse effects on our business, financial condition, results of operations or cash flows.
Our continued success will depend in part on our ability to retain the talents and dedication of technical employees. As of December 31, 2025, we employed approximately 355 total technical employees and 51% of our technical employees were employed outside the United States, in India, China and France. If enough technical employees terminate their employment or become ill or otherwise cannot work, our business activities may be adversely affected and our management team’s attention may be diverted. In addition, we may not be able to locate suitable replacements for any technical employees who leave.
We face risks from strategic transactions, such as acquisitions, divestitures, joint ventures and other similar arrangements that we may pursue or undertake.
We are actively evaluating potential strategic acquisitions or investment opportunities and consider divestitures of non-strategic business lines, and we have historically pursued and undertaken certain of those opportunities. For instance, in 2026 we closed the acquisition of a business in the industrial filtration market and in 1987 and 1994, we established our joint ventures in India and China, respectively, for our entry into those two markets. Acquisitions, joint ventures and strategic investments could negatively impact our profitability and financial condition due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization of expenses related to intangible assets. There are also a number of other risks inherent to acquisitions, including the potential loss of key customers and suppliers of the acquired businesses or adverse effects on relationships with existing customers and suppliers; the inability to identify all issues or potential liabilities during due diligence; difficulties or delays in integrating and assimilating the acquired operations and products or in realizing projected efficiencies, growth prospects, cost savings and synergies; the loss of key employees; the potential increase in exposure to more onerous or costly legal and regulatory requirements and the diversion of management’s time and attention away from other business matters, which may prevent us from realizing the anticipated return on our investment. Additionally, we may require substantial additional capital, which could be raised pursuant to debt or equity financings, to pursue acquisitions and other business ventures, if any, in the future. We cannot assure you that we will be able to raise such additional capital on commercially reasonable terms, or at all.
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
Our long-term performance targets assume certain ongoing productivity improvements as a key component of our business strategy to, among other things, contain operating expenses, increase operating efficiencies and align manufacturing capacity to demand. We may not be able to realize the expected benefits and cost savings if we do not successfully execute these plans while continuing to invest in business growth. Factors that can cause us to not realize expected benefits or execute our plans for productivity improvements include, but are not limited to unforeseen complications arising from leveraging existing filtration technology to new industries, global commodities pricing and availability, manufacturing costs and delays, inflationary pressures and labor availability. If any of these, or other, difficulties are encountered, expected benefits of such cost savings may not otherwise be realized, which could adversely impact our business, financial condition, results of operations or cash flows.
We may be adversely impacted by work stoppages and other labor matters.
As of December 31, 2025, we employed approximately 4,500 persons worldwide and approximately 53% were represented by various unions under collective bargaining agreements. Agreements covering employees in Mexico, Brazil and France are renewed annually following compensation negotiations, which were recently completed for Mexico and Brazil and will begin in February 2026 for Brazil, with terms expiring between December 2026 and February 2027. The collective bargaining agreement for our Cookeville, Tennessee plant was renegotiated in February 2024 and will remain in effect through February 29, 2028. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, we have experienced such issues and there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by us, our customers or suppliers could result in slowdowns or closures that would have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our products are exposed to variability in material and commodity costs.
Our business establishes prices with our customers in accordance with contractual timeframes; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions, which may lead to an adverse impact on our profit margins. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. In recent years, economies around the world have also generally seen significant inflationary pressures. While those inflationary pressures have stabilized, we are still subject to the risk of material and commodity cost increases and there can be no assurances that such cost increases do not return. As of the date of this Annual Report on Form 10-K, we have not entered into any hedging arrangements or agreements with respect to the purchase of the commodities used in our products. While we customarily have contractual pricing adjustment mechanisms with our first-fit customers that attempt to address some of these risks (notably with respect to steel and resins), there can be no assurance that material and commodity price fluctuations will not adversely affect our business, financial condition, results of operations or cash flows. In addition, while the use of contractual pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, we potentially forego the benefits that might result from favorable fluctuations in costs. As a result, higher material and commodity costs could result in declining margins.
Interruptions in the supply of critical materials and components could materially and adversely affect our business.
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
Our ability to fulfill customer orders is dependent on our manufacturing and distribution operations. Although we forecast demand, additional plant capacity takes significant time to bring online and thus changes in demand could result in longer lead times. We cannot guarantee that we will be able to adjust manufacturing capacity, in the short-term, to meet higher customer demand. Efficient operations require streamlining processes, which we may not be capable of achieving. Unacceptable levels of service for key customers may result if we are not able to fulfill orders on a timely basis or if product quality, warranty, or safety issues result from compromised production. Due to the complexity of our manufacturing operations, we may be unable to timely respond to fluctuations in demand, which could adversely impact our business, financial condition, results of operations or cash flows.
A number of our customers operate in similar cyclical industries and economic conditions in these industries could impact our sales.
A substantial portion of our sales is tied to customers that serve highly cyclical end markets, including on‑highway and off‑highway industries such as truck and bus, construction, agriculture, mining, oil and gas, power generation and recreational vehicles. Demand in these industries is affected by macroeconomic factors such as freight activity, infrastructure investment, commodity prices, and interest rates. As these industries experience fluctuations, our customers’ production schedules and purchasing patterns may vary significantly, which exposes our business to additional risk based on the economic conditions in the markets our customers serve. Any downturn or prolonged softness in the industries in which our customers operate could reduce demand for our products and materially and adversely impact our business, financial condition, results of operations or cash flows.
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
Competitors and others may also initiate litigation or other proceedings to challenge the scope, validity or enforceability of our intellectual property or allege that we infringed, misappropriated or otherwise violated their intellectual property. Any litigation or proceedings to defend us against allegations of infringement, misappropriation, or other violations of intellectual property rights, regardless of merit, could be costly, divert attention of management and may not ultimately be resolved in our favor. If we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property or offering certain products, or may be liable for substantial damages. We may also be required to develop an alternative, non-infringing product that could be costly, time-consuming or impossible, or seek a license from a third party, which may not be available on terms that are favorable to us, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.
There could be an occurrence of one or more unexpected events, including a terrorist attack, war or civil unrest, a weather event, an earthquake, a pandemic, cyber-attack or other catastrophe in countries in which we operate.
Such an event could result in physical damage to and complete or partial closure of one or more of our headquarters, manufacturing facilities or distribution centers, as well as disruptions to the transport of our products to customers and to our information systems. The insurance coverage we maintain, may not provide protection for all costs that may arise from any such event. Any disruption in our operations could have an adverse impact on our ability to meet customer needs or require us to incur additional expenses to produce sufficient inventory. Certain unexpected events could adversely impact our business, financial condition, results of operations or cash flows.
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
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment, including as a result of changes in U.S. presidential administration, can affect the demand for our products and services, causing customers and end-users to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement, the U.S. trade relationships with China, Brazil and France and the Comprehensive Economic Partnership Agreement between India and South Korea. Efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs (including, but not limited to, additional tariffs on the import of steel or aluminum and imposition of new or retaliatory tariffs against certain countries, including based on developments in U.S.-China, U.S.-Mexico, U.S.-Canada, U.S.-Russia and EU-Russia relations), import or export licensing requirements, and exchange controls or new barriers to entry, could limit our ability to capitalize on current and future growth opportunities in international markets, impair our ability to ship media from our plant in South Korea directly to our joint venture partners, impair our ability to expand the business by offering new technologies, products, and services, and could adversely impact our production costs, customer and end-user demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Due to the international scope of our operations, we are subject to a complex system of commercial regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance, as well as new regulatory requirements regarding privacy and data protection, such as the European Union General Data Protection Regulation. For example, in January 2024, the Tax Administration Service in Mexico amended the customs requirements for transactions between a maquiladora in Mexico shipping its manufactured goods to a domestic Mexican company resulting in increased costs for our Mexican operations. Our foreign subsidiaries and affiliates are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business and result in an adverse effect on our reputation, business, financial condition, results of operations or cash flows. We cannot predict the nature, scope or effect of future regulatory requirements, or the ability to obtain any government certification or permit pursuant to any regulatory requirement, to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Concerns regarding climate change may lead to additional international, national, regional and local legislative and regulatory responses. For example, enhanced mandatory climate reporting requirements came into force in 2019 and again in 2022 in the United Kingdom and broader sustainability reporting requirements (including climate) will apply to certain European Union entities on a staged basis from 2024 and to their non-European Union parent undertakings from 2028. We believe these reporting requirements could increase our reporting and compliance costs. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, are continuing to look for ways to reduce GHG emissions, including limits on GHG emissions, bans on future sales of gas-powered vehicles, and measures intended to incentivize GHG reduction such as fuel taxes, carbon taxes and subsidies. As the impact of any future GHG legislative or regulatory requirements on our global businesses and products is dependent on the timing, scope and design of the mandates or standards, we are currently unable to predict the potential impact. Moreover, as discussed in “— Risks Related to our Business Operations — Evolving customer needs and developing technologies may threaten our existing business and growth”, certain consequences of climate change, such as shifts in customer and end-user preferences and the pace and extent to which customers and end-users adopt alternative power, including electrified vehicles, could impact demand for our products and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
In order to support the new business processes under the terms of our transition services agreement with Cummins, we made significant configuration, process and data changes within many of the information technology systems that we use. If our information technology systems and processes were not sufficient to support our business and financial reporting functions, or if we failed to properly implement our new business processes, manufacturing, shipping, invoicing or other critical operating activities may be interrupted or negatively affected, and our financial reporting may be delayed or inaccurate and, as a result, our business, financial condition, results of operations or cash flows may be materially adversely affected. Even if we were able to successfully configure and change our systems, all technology systems, even with implementation of security measures, are vulnerable to disability, failures or unauthorized access. If our information technology systems were to fail or be breached, this could materially adversely affect our reputation and our ability to perform critical business functions, and sensitive and confidential data could be compromised.
Risks Related to Finance and Financial Market Conditions
We are subject to foreign currency exchange rate and other related risks.
We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our business, financial condition, results of operations or cash flows. For example, 37% of our net sales in 2025 were denominated in a currency other than the U.S. dollar. Additionally, the appreciation of the U.S. dollar against foreign currencies has had and could continue to have a negative impact on our consolidated results of operations due to translation impacts. We currently manage exchange rate and other related risks through the selective use of derivatives, but there can be no assurance that fluctuations in exchange rates and other related risks will not have a material adverse effect upon our business, financial condition, results of operations or cash flows.
We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill amounted to approximately $84.7 million as of December 31, 2025. As required under current accounting rules, we assess goodwill for impairment at least annually and whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. As of December 31, 2025, management has deemed there is no impairment of our recorded goodwill. However, if future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Management will continue to monitor our operating results, our market capitalization, and the impact of the economy to determine if there is an impairment of goodwill in future periods.
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
For example, since February 2025, the U.S. presidential administration has announced new and substantial tariff increases on imports to the United States from China, Mexico, Canada and India. Since then, various modifications and delays to these tariffs have been implemented, with further changes anticipated. These modifications include additional sector-specific tariffs or other measures. These actions have prompted a variety of tariff responses by countries, which have the potential to affect our business. Several tariff announcements have been followed by announcements of temporary pauses and limited exemptions, such as the temporary exemption for goods that enter the U.S. as qualifying goods under the United States-Mexico-Canada Agreement (“USMCA”), for which the majority of our products from Mexico for the U.S. market are certified compliant, or expected to be certified compliant. These temporary exemptions, including those we are availing ourselves to under the USMCA, may be reduced or eliminated in the future. The ongoing trade disputes associated with these tariff measures and the potential escalation of trade disputes would pose a significant risk to our business and would affect our revenue and cost of goods sold. For instance, we have raised the prices of certain of our products in response to cost increases we have incurred on purchases of finished and other goods and some raw materials due to tariffs. The extent and duration of the tariffs and the resulting impact on general economic conditions and our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions, including raising the prices of our products or shifting supply sourcing or production locations, may cause us to modify our operations, lose customers, experience increased costs, or forgo business opportunities.
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
•public health crises, including the spread of a contagious disease and other catastrophic events;
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
Risks Related to our Relationship with Cummins
We, or Cummins, may fail to perform under various transaction agreements that were executed as part of the IPO.
The separation agreement and other agreements executed in connection with the IPO determined the allocation of assets and liabilities between Cummins and us following the IPO for those respective areas and include certain indemnifications related to liabilities and obligations. We will rely on Cummins to satisfy Cummins’ performance and payment obligations under these agreements. If Cummins is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses that could have an adverse effect on our business, financial condition, results of operations or cash flows.
We may have received better terms from unaffiliated third parties than the terms we received in our agreements with Cummins.
The agreements we entered with Cummins in connection with the separation, including the employee matters agreement, tax matters agreement, intellectual property license agreement, first-fit supply agreement, aftermarket supply agreement, and transitional trademark license agreement, were prepared in the context of our separation from Cummins while we were still a wholly-owned subsidiary of Cummins. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent board of directors or a management team that was independent of Cummins. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Cummins and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.
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
We have approximately $570.0 million of outstanding indebtedness consisting of proceeds of the term loan as of December 31, 2025. See “Description of Material Indebtedness of Atmus.”

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
Our repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Further, our stock repurchase program may be suspended, delayed or discontinued at any time, which could cause the market price of our common stock to decline. Repurchases pursuant to our stock repurchase program could affect our stock price and the existence of our stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock.
We cannot guarantee the payment of dividends on our common stock, or the timing, or amount of any such dividends.
We have no obligation to continue paying a quarterly cash dividend to holders of our common stock, and our dividend policy may change at any time without notice to our shareholders. The payment of any dividends in the future to our shareholders, and the timing and amount thereof, will fall within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in the agreements governing our indebtedness, general economic business conditions, industry practice, legal requirements and other factors that our board of directors may deem relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot assure you that we will pay our anticipated dividend in the same amount or frequency, or at all, in the future.
Applicable laws and regulations and provisions of our Charter and Bylaws may discourage takeover attempts and business combinations that shareholders might consider in their best interests.
Applicable laws and provisions of our Charter and Bylaws may delay, deter, prevent or render more difficult a takeover attempt that our shareholders might consider in their best interests. For example, they may prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
Our Charter and Bylaws provide provisions that are intended to encourage prospective acquirers to negotiate with our board of directors and management team, rather than to attempt a hostile takeover, which could deter coercive takeover practices and inadequate takeover bids. These provisions provide for:
•advance notice requirements regarding how our shareholders may present proposals or nominate directors for election at shareholder meetings;
•the right of our board of directors to issue one or more series of preferred stock with such powers, rights and preferences as the board of directors shall determine; and
•the inability of shareholders to call special meetings of shareholders and the requirement that all shareholder action be taken at a meeting rather than by written consent.
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
The provision of our Charter designating the Court of Chancery in the State of Delaware and the federal district courts for the District of Delaware as the exclusive forums for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our Charter provides that, unless we consent in writing to the selection of an alternative forum, to the extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of us to us or our shareholders, (iii) any action arising pursuant to any provision of the DGCL, our Charter or our Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. It further provides that, unless we consent in writing to the selection of an alternative forum, to the extent permitted by law, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock will be deemed to have notice of, and consented to, the exclusive forum provisions in our Charter.
Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers and may limit a shareholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us or our directors, officers or employees. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions, in particular with respect to causes of action arising under the Securities Act. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, results of operations or cash flows.
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
Cybersecurity Risk Management and Strategy
We have established and implemented processes to assess, identify and manage material cybersecurity risks. Cybersecurity risks are assessed, identified, and managed by our Executive Director of Cybersecurity and Infrastructure, with direct supervision by our Chief Information Officer (“CIO”) and with the assistance of our internal audit and legal teams. Our Executive Director of Cybersecurity and Infrastructure shares information regarding such risks with our management’s senior level information security council (the “Information Security Council”), which consists of our CIO, Senior Vice President and Chief Financial Officer, Vice President and Chief Technical Officer, Senior Vice President and Chief Legal Officer & Corporate Secretary, Senior Vice President of Strategy and President, Industrial Solutions and Director of Internal Audit & Enterprise Risk Management, which supports the Audit Committee’s oversight of cybersecurity risk, including by providing regular reports on various cybersecurity matters.
We have in place robust physical, technical, administrative and organizational controls for the securing of our information systems.
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
Governance
The Board oversees the Company’s overall ERM process, including the management of risks arising from cybersecurity threats. The Audit Committee is responsible for overseeing our risk exposure to information security, cybersecurity and data protection, as well as the steps management has taken to monitor and control such exposures, and regularly provides reports to the Board on cybersecurity risk management. The Audit Committee Charter explicitly sets forth the Audit Committee’s responsibility for such oversight. The Audit Committee receives regular presentations and reports from our Executive Director of Cybersecurity and Infrastructure and our CIO on cybersecurity risks and prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds. Our Executive Director of Cybersecurity and Infrastructure and our CIO also report to the Board at least annually and to the Audit Committee at least quarterly on current internal and external developments in cybersecurity, as part of the Board’s enterprise risk management review, and the Board receives reports of Audit Committee discussions regarding its oversight of cybersecurity risk. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to the Audit Committee or the Board in a timely manner.
Our Global Cybersecurity Operations function is a global team led by our Executive Director of Cybersecurity and Infrastructure, who reports to our CIO. In turn, our CIO reports to our Chief Financial Officer. The Information Security Council provides additional oversight for assessing and managing cybersecurity risk.
Our Executive Director of Cybersecurity and Infrastructure has over 15 years of cybersecurity and information technology experience, including as Director of Cybersecurity for various institutions. Our Executive Director of Cybersecurity and Infrastructure has a Bachelor of Science in Information Science and Technology and a Master’s of Science in Information Sciences, Cybersecurity, and Information Assurance, and a Doctorate in Cybersecurity; he also has a Certified Information Systems Security Professional certification, a GIAC Information Security Professional certification and a CompTIA Security+ certification. Our CIO has over 30 years of experience in information technology, having held multiple executive leadership roles, including CIO positions at several organizations. Our CIO holds a bachelor’s degree in computer science. Each of the other members of the Information Security Council have relevant educational and industry experience, including managing risks at our Company and at similar companies.

Item 2. Properties
Atmus maintains strong global customer relationships, supported by an established salesforce with work locations in over 25 countries as of December 31, 2025. Also, as of December 31, 2025, Atmus operates through 11 distribution centers, 10 manufacturing facilities and five technical facilities plus 10 manufacturing facilities and two technical facilities operated by its joint ventures, giving Atmus presence on six continents. Our corporate headquarters are located in Nashville, Tennessee. We consider our properties to be suitable for their present purposes, well-maintained and in good operating condition.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “ATMU.” As of January 31, 2026, there were 8 registered shareholders of common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
We did not sell any equity securities during 2025 in offerings that were not registered under the Securities Act.
We did not have any stock repurchase activity for each of the three months in the quarter ended December 31, 2025.
On July 17, 2024, our Board of Directors authorized a $150 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Since the inception of the program, we repurchased approximately $80.7 million of common stock pursuant to this authorization and as of December 31, 2025, we had approximately $69.3 million of share repurchase authorization remaining. See related information in Note 16, Share Repurchase Program. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to pay the related taxes for grants of stock-based awards that vested.
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return to the S&P 500 Index and S&P 500 Industrial Index. The graph assumes, in each case, that an initial investment of $100 is made as of May 26, 2023, our first day of trading. The cumulative total return reflects market prices at the end of each fiscal year post May 26, 2023.
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
The following is the discussion and analysis of changes in the financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. A discussion of the changes in the financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 21, 2025.
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
•Ability to attract and retain qualified personnel;
•Strategic transactions, such as acquisitions, divestitures, and joint ventures;
•Management of productivity improvements;
•Work stoppages and other labor matters;
•Variability in material and commodity costs;
•Interruptions in the supply of critical materials and components;
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
•Potential failure of performance by Atmus or Cummins under transaction agreements executed as part of the IPO;
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
General Overview
Company Overview
We are one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. We design and manufacture advanced filtration products, principally under the Fleetguard brand, that provide superior asset protection and enable lower emissions. We estimate that approximately 14% of our net sales in 2025 were generated through first-fit sales to OEMs, where our products are installed as components for new vehicles and equipment. We estimate that approximately 86% of our net sales in 2025 were generated in the aftermarket, where our products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on our more than 65-year history, we continue to grow and differentiate ourselves through our global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
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
Following full separation, Cummins continued to provide certain services to Atmus under the transition services agreement. The transition services agreement related primarily to administrative services for which Atmus paid Cummins mutually agreed upon fees. These services were provided through and ended in September 2025.
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
Market demand
Aftermarket demand remained soft throughout 2025. We continue to be in a period of slow growth in global aftermarkets, and this trend is expected to continue into 2026. First-fit experienced reduced demand in 2025 reflecting depressed market conditions. First-fit demand is expected to remain at reduced levels in 2026 based on overall market cyclicality.
Global supply chain
Overall supply chain conditions remained largely stable during 2025 with minimal disruptions being experienced. Logistics costs increased during 2025, primarily due to the transition to a standalone distribution network as part of the Separation and the impact of tariffs. Our management team continues to monitor and evaluate all of these factors and the related impacts of our business and operations, and we are diligently working to continue to minimize any supply chain impacts to our business and to our customers.
Commodity prices, labor, inflation and foreign currency exchange rates
We have experienced general variability in direct material costs during 2025. While the costs of our principal materials fluctuate, generally we believe there will continue to be an adequate supply of the materials we use and they will remain available.
Labor and people related costs have remained stable with increases primarily driven by annual merit and variable compensation programs.
Additionally, the appreciation of the U.S. dollar against foreign currencies has had an unfavorable impact on our consolidated results of operations in 2025. There can be no assurances as to the impact of foreign currency exchange rates on our results in 2026.
Standalone costs
We have incurred additional costs associated with becoming a standalone public company. During the year ended December 31, 2025, we incurred approximately $15.5 million related to one-time separation costs including $11.2 million within Cost of Sales and $4.3 million within Selling, general and administrative expenses. In addition, we have incurred capital expenditures in connection with the Separation of approximately $9.5 million. These expenses and capital expenditures primarily relate to the establishment of functions previously co-mingled with Cummins, such as information technologies, distribution centers, manufacturing and human resources. The one-time costs incurred during the year ended December 31, 2025, were primarily associated with establishing our own distribution network and our technology transformation and modernization project. The transition services agreement under which Cummins had continued to provide certain services related primarily to administrative services ended in September 2025. With the conclusion of this agreement, we do not expect to incur any additional one-time expenses or capital expenditures in future periods in connection with becoming a standalone public company.

Results of Operations
Operating results were as follows (in millions, except per share amounts):

	Years Ended December 31,			Favorable (Unfavorable) 2025 vs. 2024		Favorable (Unfavorable) 2024 vs. 2023
	2025	2024	2023	Amount	%	Amount	%
NET SALES	$1,764.3	$1,669.6	$1,628.1	$94.7	5.7%	$41.5	2.5%
Cost of sales	1,266.0	1,207.5	1,195.4	(58.5)	(4.8)%	(12.1)	(1.0)%
GROSS MARGIN	498.3	462.1	432.7	36.2	7.8%	29.4	6.8%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	184.3	187.6	174.7	3.3	1.8%	(12.9)	(7.4)%
Research, development and engineering expenses	40.7	40.6	42.5	(0.1)	(0.2)%	1.9	4.5%
Equity, royalty and interest income from investees	33.8	34.3	33.6	(0.5)	(1.5)%	0.7	2.1%
Other operating expense, net	8.1	2.0	0.7	(6.1)	(305.0)%	(1.3)	(185.7)%
OPERATING INCOME	299.0	266.2	248.4	32.8	12.3%	17.8	7.2%
Interest expense	33.4	40.6	25.8	7.2	17.7%	(14.8)	(57.4)%
Other income, net	0.6	9.2	3.8	(8.6)	(93.5)%	5.4	142.1%
INCOME BEFORE INCOME TAXES	266.2	234.8	226.4	31.4	13.4%	8.4	3.7%
Income tax expense	58.8	49.2	55.1	(9.6)	(19.5)%	5.9	10.7%
NET INCOME	$207.4	$185.6	$171.3	$21.8	11.7%	$14.3	8.3%
PER SHARE DATA:
Basic earnings per share	$2.52	$2.23	$2.06	$0.29	13.0%	$0.17	8.3%
Diluted earnings per share	$2.50	$2.22	$2.05	$0.28	12.6%	$0.17	8.3%

	Years Ended December 31,			Favorable (Unfavorable) 2025 vs. 2024	Favorable (Unfavorable) 2024 vs. 2023
Percent of Net sales	2025	2024	2023	Percentage Points	Percentage Points
Gross margin	28.2%	27.7%	26.6%	0.5%	1.1%
Selling, general and administrative expenses	10.4%	11.2%	10.7%	0.8%	(0.5)%
Research, development and engineering expenses	2.3%	2.4%	2.6%	0.1%	0.2%
2025 vs. 2024
Net sales
Net sales were $1,764.3 million for the year ended December 31, 2025, an increase of $94.7 million compared to $1,669.6 million for the year ended December 31, 2024. The increase in Net sales was mainly due to higher volumes of $51.9 million and favorable pricing impacts of $50.0 million, partially offset by unfavorable impacts of currency of $7.3 million. The favorable impact from pricing is primarily driven by normal pricing initiatives and select increases as a result of tariffs.
Gross margin
Gross margin was $498.3 million for the year ended December 31, 2025, an increase of $36.2 million compared to $462.1 million for the year ended December 31, 2024. The increase in Gross margin was mainly due to favorable pricing of $50.0 million as described above, favorable volumes of $21.0 million, a $7.7 million decrease in manufacturing and other costs and a $0.9 million reduction in one-time restructuring and separation costs, partially offset by unfavorable logistics and duties costs of $36.2 million, $5.8 million in unfavorable currency impacts and a $1.4 million increase in warranty costs. Gross margin as a percentage of Net sales was 28.2%, an increase of 0.5 percentage points compared to 27.7%. The increase in Gross margin as a percentage of Net sales was primarily due to the items noted above.
Selling, general and administrative expenses
Selling, general and administrative expenses were $184.3 million for the year ended December 31, 2025, a decrease of $3.3 million compared to $187.6 million for the year ended December 31, 2024. The decrease was primarily driven by lower one-time separation and restructuring costs of $11.6 million, partially offset by increased people-related and consulting expenses and an increase in amortization of internal-use software. Selling, general and administrative expenses as a percentage of Net sales were 10.4% for the year ended December 31, 2025, a decrease of 0.8 percentage points compared to 11.2% for the year ended December 31, 2024. The decrease in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above.

Research, development and engineering expenses
Research, development and engineering expense was generally consistent for the year ended December 31, 2025 compared the year ended December 31, 2024.

Equity, royalty and interest income from investees
Equity, royalty and interest income from investees was generally consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Other operating expense, net
Other operating expense, net was $8.1 million for the year ended December 31, 2025, an increase of $6.1 million compared to $2.0 million for the year ended December 31, 2024. The increase was primarily due to long-lived asset impairment charges on idled machinery, equipment and fixtures.
Interest expense
Interest expense was $33.4 million for the year ended December 31, 2025, a decrease of $7.2 million compared to $40.6 million for the year ended December 31, 2024. The decrease in interest expense was primarily driven by a reduction to the interest rate on our borrowing and lower outstanding borrowings on our Credit Agreement as principal payments were made.
Other income, net
Other income, net was $0.6 million for the year ended December 31, 2025, a decrease of $8.6 million compared to $9.2 million for the year ended December 31, 2024. The decrease in Other income, net was due to an increase in the net loss on foreign exchange rate hedging which offset interest income that remained stable between the comparable periods.
Income tax expense
Our effective tax rate for the year ended December 31, 2025 was 22.1%, an increase of 1.1 percentage points compared to 21.0% for the year ended December 31, 2024. The increase in the effective tax rate was driven by unfavorable changes in the mix of earnings and lower U.S. credits and incentives following cash tax planning around recent U.S. tax law changes, partially offset by a valuation allowance release on foreign deferred tax assets. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.

Liquidity and Capital Resources
Our facilities under the Credit Agreement provide for $1.0 billion in total capacity, which includes a $600 million term loan and a $400 million revolving credit facility. As of December 31, 2025, we have outstanding borrowings of $570.0 million on the term loan and zero on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $400 million as of December 31, 2025. Subsequent to current year end, on January 7, 2026, the Company entered into an Amended and Restated Credit Agreement which provided for a term loan facility of $1.0 billion and $500 million revolving credit facility, both of which mature on January 7, 2031. The term loan facility was drawn on fully for the amount of $1.0 billion with proceeds used to refinance the outstanding term loan facility and to finance in part the acquisition of Koch Filter Corporation. Refer to Note 21, Subsequent Events, to the Consolidated Financial Statements for more information.
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

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$202.7	$105.4	$189.0
Net cash used in investing activities	(53.9)	(48.6)	(45.8)
Net cash (used in) provided by financing activities	(101.7)	(35.8)	24.8
Operating Cash Flow
Net cash provided by operating activities was $202.7 million for the year ended December 31, 2025, an increase of $97.3 million compared to Net cash provided by operating activities of $105.4 million for the year ended December 31, 2024. The increase was driven primarily by a favorable change in working capital requirements of $40.1 million, a favorable change in deferred taxes of $26.4 million and higher net income of $21.8 million. During the year ended December 31, 2025, higher working capital requirements resulted in a cash outflow of $63.2 million compared to a cash outflow of $103.3 million for the year ended December 31, 2024, mainly due to higher trade accounts payable and lower prepaids, partially offset by higher trade and other receivables including VAT receivables.
Dividends received from our unconsolidated equity investees were $21.0 million, $25.5 million and $19.8 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Dividends are included in Net cash provided by operating activities.

Investing Cash Flow
Net cash used in investing activities for each fiscal year presented was primarily used for capital expenditures. Our capital expenditures were $53.9 million (of which approximately $9.5 million related to one-time separation costs) and $48.6 million (of which approximately $15.0 million related to one-time separation costs) for the years ended December 31, 2025 and December 31, 2024, respectively, corresponding to approximately 3.1% and 2.9% of Net sales in 2025 and 2024, respectively.
Financing Cash Flow
Net cash used in financing activities for the year ended December 31, 2025 consisted primarily of repurchases of common stock of $60.7, payments made on our term loan of $22.5 million and dividends paid of $17.3 million. Net cash used in financing activities for the year ended December 31, 2024 consisted primarily of repurchases of common stock of $20.0 million, dividends paid of $8.3 million and payments made on our term loan of $7.5 million.
Dividends
We paid dividends of $17.3 million in 2025, $8.3 million in 2024 and none in 2023. The first quarter 2025 dividend of $0.05 per share, declared on February 19, 2025 for shareholders of record as of March 4, 2025, was paid on March 19, 2025. The second quarter of 2025 dividend of $0.05 per share, declared on May 21, 2025 for shareholders of record as of June 3, 2025, was paid on June 18, 2025. The third quarter 2025 dividend of $0.055 per share, declared on August 13, 2025 for shareholders of record as of August 26, 2025, was paid on September 10, 2025. The fourth quarter dividend of $0.055 per share, declared on November 12, 2025 for shareholders of record as of November 25, 2025, was paid on December 10, 2025. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.
2025 distributions have been characterized as dividends under the U.S. federal income tax rules. The final determination was made on an IRS Form 1099-DIV issued in early 2026.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the Consolidated Financial Statements, which provides a summary of our future minimum lease payments.
Debt
Our total debt outstanding was $570.0 million at December 31, 2025, was $592.5 million at December 31, 2024, and was $600.0 million at December 31, 2023. At December 31, 2025, the weighted-average term of our outstanding long-term debt was 1.9 years. Refer to Note 12, Debt and Borrowing Arrangements, and Note 21, Subsequent Events, to the Consolidated Financial Statements for more information on our debt and debt covenants.

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
•“Adjusted EBITDA” is defined as EBITDA after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company, one-time restructuring costs and long-lived asset impairment charges and “Adjusted EBITDA margin” is defined as Adjusted EBITDA as a percent of Net sales. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful measures of our operating performance as they allow investors and debt holders to compare our performance on a consistent basis without regard to one-time costs attributable to our becoming a standalone public company and non-recurring long-lived asset impairment charges.
•“Adjusted earnings per share” is defined as diluted earnings per share (the most comparable U.S. GAAP financial measure) after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company, one-time restructuring costs and long-lived asset impairment charges less the related tax impact of the same one-time expenses and asset impairment charges. We believe Adjusted earnings per share provides improved comparability of underlying operating results.
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
A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
NET INCOME	$207.4	$185.6	$171.3
Plus:
Interest expense	33.4	40.6	25.8
Income tax expense	58.8	49.2	55.1
Depreciation and amortization	30.0	24.8	21.5
EBITDA (non-GAAP)	$329.6	$300.2	$273.7
Plus:
Impairment charges - Long-lived assets(a)	$8.4	$—	$—
One-time restructuring costs	—	4.1	—
One-time separation costs(b)	15.5	25.2	28.6
Adjusted EBITDA (non-GAAP)	$353.5	$329.5	$302.3
Net sales	$1,764.3	$1,669.6	$1,628.1
Net income margin	11.8%	11.1%	10.5%
EBITDA margin (non-GAAP)	18.7%	18.0%	16.8%
Adjusted EBITDA margin (non-GAAP)	20.0%	19.7%	18.6%
(a)During 2025, Atmus recognized fixed asset impairment charges on idled machinery, equipment and fixtures. We do not expect the idling of the assets to have a material adverse effect on our financial position, results of operations, cash flows, liquidity or capital resources.
(b)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs.

A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Years Ended December 31,
	2025	2024	2023
	(per share)
Diluted earnings per share	$2.50	$2.22	$2.05
Plus:
Impairment charges - Long-lived assets(a)	$0.10	$—	$—
One-time restructuring costs(b)	—	0.05	—
One-time separation costs(b)	0.19	0.30	0.34
Less:
Tax impact of impairment charges(a)	$0.02	$—	$—
Tax impact of one-time restructuring costs(b)	—	0.01	—
Tax impact of one-time separation costs(b)	0.04	0.06	0.08
Adjusted earnings per share (non-GAAP)	$2.73	$2.50	$2.31
(a)During 2025, Atmus recognized fixed asset impairment charges on idled machinery, equipment and fixtures. The tax impact of the impairment charges for the year ended December 31, 2025, was $1.9 million.
(b)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing, restructuring and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time restructuring costs for the year ended December 31, 2024 was $0.9 million and the tax impact of one-time separation costs for the years ended December 31, 2025, 2024 and 2023 were $3.4 million, $5.3 million and $6.9 million, respectively.
A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash provided by operating activities	$202.7	$105.4	$189.0
Less:
Capital expenditures	$53.9	$48.6	$45.8
Free cash flow (non-GAAP)	$148.8	$56.8	$143.2
Plus:
One-time restructuring costs	$—	$4.1	$—
One-time separation capital expenditures	9.5	15.0	9.2
Other one-time separation related(a)	—	38.6	—
Adjusted free cash flow (non-GAAP)	$158.3	$114.5	$152.4
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
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2025, we recorded net deferred tax assets of $0.9 million. The assets included $9.7 million for the value of net operating loss and credit carryforwards. A valuation allowance of $6.7 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We believe we made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in Note 6, Income Taxes, to our Consolidated Financial Statements included herein.
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts would be approximately $10.3 million for the year ended December 31, 2025 and would not have a material impact on the consolidated financial statements for the years ended December 31, 2024 and 2023. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
Our interest rate risk relates primarily to our $600 million term loan facility and our five-year $400 million revolving credit facility. Borrowings under these facilities bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at December 31, 2025, a 0.125% change in SOFR would have a $0.7 million annual impact on interest expense. Refer to Note 12, Debt and Borrowing Arrangements, to the Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Atmus Filtration Technologies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Atmus Filtration Technologies Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of net income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 3 and 4 to the consolidated financial statements, for the year ended December 31, 2025, the Company’s net sales were $1,764.3 million. The Company sells to customers either through long-term arrangements or standalone purchase orders. The Company’s long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Typically, revenue is recognized on the products the Company sells at a point in time, in accordance with shipping terms or other contractual arrangements.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing certain revenue transactions by developing an independent expectation of revenue and comparing the independent expectation to the amount recorded, and testing the completeness and accuracy of certain data provided by management; (ii) testing certain revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as purchase orders, invoices, shipping documentation, and subsequent cash receipts; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, shipping documentation, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
Nashville, Tennessee
February 13, 2026
We have served as the Company’s auditor since 2021.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
NET SALES(a)	$1,764.3	$1,669.6	$1,628.1
Cost of sales	1,266.0	1,207.5	1,195.4
GROSS MARGIN	498.3	462.1	432.7
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	184.3	187.6	174.7
Research, development and engineering expenses	40.7	40.6	42.5
Equity, royalty and interest income from investees	33.8	34.3	33.6
Other operating expense, net	8.1	2.0	0.7
OPERATING INCOME	299.0	266.2	248.4
Interest expense	33.4	40.6	25.8
Other income, net	0.6	9.2	3.8
INCOME BEFORE INCOME TAXES	266.2	234.8	226.4
Income tax expense	58.8	49.2	55.1
NET INCOME	$207.4	$185.6	$171.3
PER SHARE DATA:
Weighted-average shares for basic EPS	82.2	83.2	83.3
Weighted-average shares for diluted EPS	82.8	83.6	83.4

Basic earnings per share	$2.52	$2.23	$2.06
Diluted earnings per share	$2.50	$2.22	$2.05
(a)Includes sales to related parties of $57.1 million, $121.9 million and $390.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

	For the Years Ended December 31,
	2025	2024	2023
NET INCOME	$207.4	$185.6	$171.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12.3	(23.3)	0.6
Change in pension and other postretirement defined benefit plans	(1.3)	0.5	(1.0)
Unrealized loss on derivatives	(0.1)	—
Total other comprehensive income (loss), net of tax	10.9	(22.8)	(0.4)
COMPREHENSIVE INCOME	$218.3	$162.8	$170.9

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$236.4	$184.3
Trade and other receivables, net	320.1	254.2
Inventories	282.3	266.6
Prepaid expenses and other current assets	53.6	49.9
Total current assets	892.4	755.0
Property, plant and equipment, net	197.1	186.2
Investments and advances related to equity method investees	89.2	84.9
Goodwill	84.7	84.7
Other assets	87.3	79.5
TOTAL ASSETS	$1,350.7	$1,190.3
LIABILITIES
Accounts payable	$201.9	$193.1
Accrued compensation, benefits and retirement costs	37.9	37.2
Current portion of accrued product warranty	5.4	4.9
Current maturities of long-term debt	30.0	22.5
Other accrued expenses	93.0	87.2
Total current liabilities	368.2	344.9
Long-term debt	540.0	570.0
Accrued product warranty	8.0	7.3
Other liabilities	56.0	40.7
TOTAL LIABILITIES	972.2	962.9
Commitments and contingencies (Note 14)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized, 83,504,555 and 83,403,813 shares issued at December 31, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	72.7	61.9
Retained earnings	454.6	264.5
Accumulated other comprehensive loss	(68.1)	(79.0)
Treasury stock, at cost (1,995,964 shares at December 31, 2025 and 537,643 shares at December 31, 2024)	(80.7)	(20.0)
TOTAL EQUITY	378.5	227.4
TOTAL LIABILITIES AND EQUITY	$1,350.7	$1,190.3

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	For the Years Ended December 31,
	2025	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$207.4	$185.6	$171.3
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	30.0	24.8	21.5
Deferred income taxes	18.7	(7.7)	(10.0)
Equity in income of investees, net of dividends	(6.6)	(2.5)	(7.8)
Share-based compensation	12.4	11.9	7.2
Impairment charges - Long-lived assets	8.4	—	—
Foreign currency remeasurement and transaction exposure	(3.9)	(3.6)	(4.5)
Changes in current assets and liabilities:
Trade and other receivables	(55.2)	(16.8)	(10.1)
Inventories	(7.1)	(25.4)	(4.3)
Prepaid expenses and other current assets	(4.0)	(20.0)	(8.9)
Accounts payable	(2.3)	(39.3)	4.4
Other accrued expenses	5.4	(1.8)	30.2
Changes in other liabilities	2.2	5.2	0.3
Other, net	(2.7)	(5.0)	(0.3)
Net cash provided by operating activities	202.7	105.4	189.0
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(53.9)	(48.6)	(45.8)
Net cash used in investing activities	(53.9)	(48.6)	(45.8)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Long-term debt proceeds	—	—	650.0
Payments on long-term debt	(22.5)	(7.5)	(50.0)
Repurchases of Common stock	(60.7)	(20.0)	—
Dividends paid	(17.3)	(8.3)	—
Net transfers to Parent	—	—	(579.5)
Other, net	(1.2)	—	4.3
Net cash (used in) provided by financing activities	(101.7)	(35.8)	24.8
Effect of exchange rate changes on cash and cash equivalents	5.0	(4.7)	—
Net increase in cash and cash equivalents	52.1	16.3	168.0
Cash and cash equivalents at beginning of period	184.3	168.0	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$236.4	$184.3	$168.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Non-cash settlements with Parent	$—	$—	$29.4
Non-cash Capital expenditures	—	—	(1.5)

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)

	Common Stock	Net Parent Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balances at December 31, 2022	$—	$511.4	$—	$—	$(55.8)	$—	$455.6
Net income	—	84.1	—	87.2	—	—	171.3
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	—	(0.4)
Share-based awards	—	—	4.3	—	—	—	4.3
Net transfers (to) from Parent	—	(595.5)	45.4	—	—	—	(550.1)
Balances at December 31, 2023	$—	$—	$49.7	$87.2	$(56.2)	$—	$80.7
Net income	—	—	—	185.6	—	—	185.6
Other comprehensive loss, net of tax	—	—	—	—	(22.8)	—	(22.8)
Share-based awards	—	—	12.2	—	—	—	12.2
Common stock repurchased	—	—	—	—	—	(20.0)	(20.0)
Cash dividends declared ($0.10 per share)	—	—	—	(8.3)	—	—	(8.3)
Balances at December 31, 2024	$—	$—	$61.9	$264.5	$(79.0)	$(20.0)	$227.4
Net income	—	—	—	207.4	—	—	207.4
Other comprehensive income, net of tax	—	—	—	—	10.9	—	10.9
Share-based awards	—	—	10.8	—	—	—	10.8
Common stock repurchased	—	—	—	—	—	(60.7)	(60.7)
Cash dividends declared ($0.21 per share)	—	—	—	(17.3)	—	—	(17.3)
Balances at December 31, 2025	$—	$—	$72.7	$454.6	$(68.1)	$(80.7)	$378.5

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF THE BUSINESS
Atmus Filtration Technologies Inc. (“Atmus” or the “Company”) is one of the global leaders of filtration products for on-highway commercial vehicles and off-highway agriculture, construction, mining and power generation vehicles and equipment. Atmus designs and manufactures advanced filtration products, principally under the Fleetguard brand, that provide superior asset protection and enable lower emissions. Approximately 14% of Atmus’ net sales in 2025 were generated through first-fit sales to OEMs, where its products are installed as components for new vehicles and equipment. Approximately 86% of Atmus’ net sales in 2025 were generated in the aftermarket, where its products are installed as replacement or repair parts, leading to a strong recurring revenue base. Building on its more than 65-year history, Atmus continues to grow and differentiate itself through its global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
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
Post IPO, Retained earnings began to accumulate and the balance reflected on the Consolidated Balance Sheets reflects earnings for the period May 26, 2023 through December 31, 2025.
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
Foreign currency transaction gains and losses are included in net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement amounts using historical exchange rates. We include the resulting gains and losses in net income, including the effect of derivatives in our Consolidated Statements of Net Income, which combined with transaction (losses) gains amounted to $(4.6) million, $2.8 million and $(3.3) million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The international tax framework introduced by the Organization for Economic Co-operation (“OECD”) and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and was effective for the Company's 2025 fiscal year. The Company has assessed this legislation and does not anticipate any incremental taxes for the 2025 tax year.
In January 2026, the OECD released administrative guidance establishing a ‘Side-by-Side’ safe harbor for eligible U.S.-headquartered multinational groups, effective for fiscal years beginning on or after January 1, 2026. If elected, this safe harbor generally reduces Pillar Two top-up tax exposure under the Income Inclusion Rule and Undertaxed Profits Rule to zero, while Qualified Domestic Minimum Top-up Taxes in jurisdictions where we operate may continue to apply. The Company continues to monitor and evaluate ”the ‘Side-by-Side’ safe harbor and, where appropriate, expect to leverage applicable safe harbor provisions beginning with the fiscal year starting on or January 1, 2026.
On July 4, 2025, the On Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cut and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA and reflected its impact on the consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance become available.
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
Trade and Other Accounts Receivable
Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that have been earned but may not be billed until the passage of time and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value and generally do not bear interest. Other receivables primarily represent Value-added tax (“VAT”) receivables. Atmus’ purchases, sales and intercompany transfers of goods are subject to VAT. We offset qualified VAT payments to suppliers against our output VAT liabilities. We believe we are entitled to the full VAT amount and that it will be received. The VAT receivable balances were $41.2 million and $19.3 million at December 31, 2025 and 2024, respectively.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. We review our allowance for doubtful accounts at least quarterly, and more frequently as needed. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances were $3.4 million and $3.0 million at December 31, 2025 and 2024, respectively. Bad debt write-offs were not material during the three years ended December 31, 2025.
Inventories
Our inventories are stated at the lower of cost or net realizable value. As of December 31, 2025 and 2024, approximately 32.0% and 30.3%, respectively, of our inventories were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See Note 7, Inventories, for additional information.
Property, Plant and Equipment
We record property, plant and equipment at cost, inclusive of finance lease assets, with the adoption of ASC 842. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Finance lease asset amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $26.6 million, $24.8 million and $21.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 8, Property, Plant and Equipment and Note 9, Leases, for additional information.

Impairment of Long-Lived Assets
We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the carrying value of the long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment of a long-lived asset or asset group exists when the expected future pre-tax cash flows (undiscounted and without interest charges) estimated to be generated by the asset or asset group is less than its carrying value. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value of the asset or asset group. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in a future impairment charge. During the year ended December 31, 2025, we recognized impairment charges totaling $8.4 million on idled machinery, equipment, and fixtures. The impairment charges are reflected in the Consolidated Financial Statements as a component of Other operating expense, net.
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
Research, Development and Engineering
Our research, development and engineering programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. Research, development and engineering expenses were $40.7 million, $40.6 million and $42.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recently Adopted Accounting Standards
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our fiscal year ending December 31, 2025, with early adoption permitted. The guidance does not affect recognition or measurement in our consolidated financial statements. We adopted this standard in the fourth quarter of 2025 on a prospective basis and it did not have a material impacts to our results of operations, cash flows and financial condition.
Recent Accounting Pronouncements Not Yet Adopted
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
Derivatives and Hedging (Topic 815) - Hedge Accounting Improvement
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements, to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The guidance should be applied on a prospective basis for all hedging relationships. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Years ended December 31,
In millions	2025	2024	2023
United States	$892.3	$782.3	$746.5
Other international	872.0	887.3	881.6
Total net sales	$1,764.3	$1,669.6	$1,628.1

Revenue by Product Category
The table below presents our consolidated sales by product category.

	Years ended December 31,
In millions	2025	2024	2023
Fuel	$797.6	$720.2	$705.2
Lube	348.8	326.8	305.4
Air	301.5	288.6	282.4
Other	316.4	334.0	335.1
Total net sales	$1,764.3	$1,669.6	$1,628.1
Revenue by Major Customer
For the years ended December 31, 2025, 2024 and 2023, three external customers, Cummins, PACCAR and the Traton Group, each represented greater than 10% of our annual net sales. These customers represented 18.8% ,16.3% and 11.5% of net sales in 2025, 17.6%, 16.5% and 12.2% of net sales in 2024 and 17.4%, 15.6% and 11.8% of net sales in 2023. No other customers exceeded 10% of net sales in the three years presented.
NOTE 5. INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentages were as follows:

		December 31,
In millions	Ownership Percentage	2025	2024
Shanghai Fleetguard Filter Co. Ltd.	50.0%	$25.9	$24.3
Fleetguard Filters Pvt. Ltd.	49.5%	61.0	58.5
Filtrum Fibretechnologies Pvt. Ltd.	49.7%	2.3	2.1
Investments and advances related to equity method investees		$89.2	$84.9
Dividends received from our unconsolidated equity investees were $21.0 million, $25.5 million and $19.8 million in 2025, 2024 and 2023, respectively.
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2025	2024	2023
Shanghai Fleetguard Filter Co. Ltd	$6.4	$5.9	$5.9
Fleetguard Filters Pvt. Ltd.	20.8	21.8	21.5
Filtrum Fibretechnologies Pvt. Ltd	0.3	0.4	0.2
Atmus share of net income	$27.5	$28.1	$27.6
Royalty and interest income	6.3	6.2	6.0
Equity, royalty and interest income from investees	$33.8	$34.3	$33.6
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
Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	Years ended December 31,
In millions	2025	2024	2023
Net sales	$441.9	$456.7	$435.2
Gross margin	175.3	183.0	170.0
Net income	54.2	57.4	56.2
Atmus share of net income	27.5	28.1	27.6
Royalty and interest income	6.3	6.2	6.0
Total equity, royalty and interest income from investees	$33.8	$34.3	$33.6
Current assets	197.8	173.8	182.5
Non-current assets	94.6	89.6	87.4
Current liabilities	(100.0)	(85.8)	(89.1)
Non-current liabilities	(5.9)	(5.3)	(4.7)
Net assets	186.5	172.3	176.1
Atmus share of net assets	$90.1	$84.9	$85.7

NOTE 6. INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2025	2024	2023
U.S. income	$151.8	$126.0	$136.3
Foreign income	114.4	108.8	90.1
Income before income taxes	$266.2	$234.8	$226.4
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
In millions	2025	2024	2023
Current
U.S. federal and state	$12.0	$30.5	$38.4
Foreign	28.1	26.4	26.7
Total current income tax expense	40.1	56.9	65.1
Deferred
U.S. federal and state	$15.7	$(5.4)	$(10.4)
Foreign	3.0	(2.3)	0.4
Total deferred income tax expense (benefit)	18.7	(7.7)	(10.0)
Income tax expense	$58.8	$49.2	$55.1

The Company adopted ASU 2023-09 on a prospective basis as of January 1, 2025. A reconciliation of the statutory U.S. federal income tax rate beginning with a computed income tax expense amount calculated by applying income before income taxes to the US Federal income tax rate to the effective tax rate and income tax expense amount was as follow:

	Year ended December 31, 2025
	Amount	Percent
	(in millions)
U.S. Federal Statutory Tax Rate	$55.9	21.0%
Domestic Federal
Cross-Border Tax Laws
Other	0.9	0.3%
Tax Credits
Research Credits	(1.6)	(0.6)%
Changes in valuation allowances	1.1	0.4%
Other	(1.8)	(0.7)%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	3.3	1.3%
Foreign Tax Effects
India
Equity in Earnings - Joint Ventures	(4.4)	(1.7)%
Withholding Taxes	2.9	1.1%
Other	(0.1)	—%
South Africa
Changes in valuation allowances	(3.1)	(1.2)%
Other	(0.5)	(0.2)%
Other foreign jurisdictions	5.8	2.3%
Worldwide changes in unrecognized tax benefits	0.4	0.1%
Effective Tax Rate	$58.8	22.1%
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, Indiana, Kentucky, Pennsylvania, and Tennessee.
A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the periods before the adoption of the ASU 2023-09 was as follows:

	Years ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income tax, net of federal effect	1.3%	1.4%
Differences in rates and taxability of foreign subsidiaries and joint ventures	(0.7)%	3.9%
Research tax credits	(1.1)%	(1.3)%
Foreign derived intangible income	(1.3)%	(1.7)%
Valuation allowance	2.0%	—%
Uncertain tax positions	0.1%	0.1%
Other, net	(0.3)%	0.9%
Effective tax rate	21.0%	24.3%
Our effective tax rate for 2025 was 22.1%, compared to 21.0% for 2024 and 24.3% for 2023. The increase in the effective tax rate from 2024 to 2025 was driven by unfavorable changes in the mix of earnings and lower U.S. credits and incentives following cash tax planning around recent U.S. tax law changes, partially offset by a valuation allowance release on foreign deferred tax assets.

At December 31, 2025, $181.3 million of non-U.S. earnings are considered indefinitely reinvested in operations outside the U.S. for which deferred taxes have not been provided. Determination of the related deferred tax liability, if any, is not practicable because of the complexities associated with the hypothetical calculation.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets (liabilities) were as follows:

	December 31,
In millions	2025	2024
Deferred tax assets
Employee benefit plans	$9.9	$8.2
Foreign carryforward benefits	9.7	8.6
Accrued expenses	10.0	10.8
Warranty expenses	2.7	3.1
Lease liabilities	10.3	10.8
Research and development capitalization	2.4	19.2
Other	4.1	3.0
Gross deferred tax assets	49.1	63.7
Valuation allowance	(6.7)	(8.5)
Total deferred tax assets	42.4	55.2
Deferred tax liabilities
Property, plant and equipment	14.1	11.6
Unremitted income of foreign subsidiaries and joint ventures	17.0	16.2
Lease assets	9.8	9.8
Other	0.6	0.7
Total deferred tax liabilities	41.5	38.3
Net deferred tax assets	$0.9	$16.9
Our foreign carryforward benefits as of December 31, 2025 may be carried forward indefinitely, subject to certain utilization limitations.
A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance is primarily attributable to the uncertainty regarding the realization of foreign net operating loss, foreign currency loss and foreign tax credits.
A reconciliation of the valuation allowance for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years ended December 31,
In millions	2025	2024	2023
Balance at beginning of year	$8.5	$3.7	$16.4
Additions charged to tax expense	2.8	5.4	0.1
Valuation allowance reversal	(4.6)	(0.6)	—
Other(1)	—	—	(12.8)
Balance at end of year	$6.7	$8.5	$3.7
(1)Pursuant to the Separation Agreement, includes certain assets and liabilities, including deferred tax assets, and corresponding valuation allowances which were retained by Cummins and includes the impact of currency changes and the expiration of net operating losses for which a full valuation allowance was recorded.

Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2025	2024
Prepaid expenses and other current assets
Refundable income taxes	$20.5	$14.2
Other assets
Deferred income tax assets	$14.0	$18.5
Other accrued expenses
Income tax payable	$9.4	$6.8
Other liabilities
Deferred income tax liabilities	$13.1	$1.4
A reconciliation of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 was as follows:

	December 31,
In millions	2025	2024	2023
Balance at beginning of year	$0.4	$0.2	$22.2
Additions to current year tax positions	0.4	0.2	0.2
Reductions to prior years’ tax positions(1)	—	—	(22.2)
Balance at end of year	$0.8	$0.4	$0.2
(1)Pursuant to the Separation Agreement, includes certain assets and liabilities, including contingency reserves which were retained by Cummins
The total amount of unrecognized tax benefits in 2025, 2024 and 2023, if recognized, would favorably impact the effective tax rate in future periods.
We have accrued interest expense related to the unrecognized tax benefits of $0.1 million, $0 million and $0 million as of December 31, 2025, 2024 and 2023, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

Total income taxes paid were as follows:

In millions	Year ended December 31, 2025
U.S. federal	$3.4
Total state taxes paid	5.1
Foreign
Australia	$4.5
Belgium	5.5
Brazil	2.7
China	6.0
India	3.5
Korea	4.0
Mexico	5.5
Other	2.9
Total foreign taxes paid	$34.6
Total income taxes paid	$43.1
Total income taxes paid were approximately $66.9 million and $41.3 million in 2024 and 2023, respectively.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	December 31,
In millions	2025	2024
Finished products	$217.2	$213.3
Work-in-process and raw materials	97.2	91.1
Inventories at FIFO cost	314.4	304.4
Excess of FIFO over LIFO	(32.1)	(37.8)
Total inventories	$282.3	$266.6
NOTE 8. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2025	2024
Land and buildings	$76.4	$69.9
Machinery, equipment and fixtures	398.7	361.0
Construction in process	38.9	42.4
Property, plant and equipment, gross	514.0	473.3
Less: Accumulated depreciation	(316.9)	(287.1)
Property, plant and equipment, net	$197.1	$186.2
NOTE 9. LEASES
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
Our operating lease cost was $20.5 million, $15.7 million, and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our variable lease cost was $0.8 million and $1.0 million for the years ended December 31, 2025 and 2024 and was immaterial for the year December 31, 2023. Our finance lease cost and short-term lease cost were immaterial for the years ended December 31, 2025, 2024 and 2023.
Supplemental balance sheet information related to leases:

	December 31,
In millions	2025	2024	Balance Sheet Location
Assets
Operating	$39.5	$37.3	Other assets
Finance(1)	2.1	1.5	Property, plant and equipment, net
Total lease assets	$41.6	$38.8
Liabilities
Current
Operating	$17.1	$12.0	Other accrued expenses
Finance	0.9	0.5	Other accrued expenses
Long-term
Operating	$23.8	$26.6	Other liabilities
Finance	1.2	1.0	Other liabilities
Total lease liabilities	$43.0	$40.1
(1)Finance lease assets were recorded net of accumulated amortization of $2.1 million and $1.2 million at December 31, 2025 and 2024.
Supplemental cash flow and other information related to leases:

	Years ended December 31,
In millions	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17.9	$14.3	$8.8
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$10.8	$14.5	$11.8
Finance leases	$1.7	$1.1	$0.2
Additional information related to leases:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	3.2	3.3
Finance leases	2.7	3.2
Weighted-average discount rate
Operating leases	4.5%	4.6%
Finance leases	4.5%	4.4%
Following is a summary of the future minimum lease payments due to finance and operating leases with terms of more than one year at lease commencement at December 31, 2025, together with the net present value of the minimum payments:

In millions	Finance Leases	Operating Leases
2026	$1.1	$17.5
2027	0.9	11.8
2028	0.4	7.6
2029	0.2	4.7
2030	—	2.6
After 2030	—	0.2
Total minimum lease payments	2.6	44.4
Interest	(0.5)	(3.5)
Present value of net minimum lease payments	$2.1	$40.9
NOTE 10. GOODWILL
Goodwill is not amortized but it is subject to impairment testing at the reporting unit on an annual basis, or more often if events or circumstances indicate there may be impairment. We perform a goodwill impairment evaluation for our reporting unit annually. There was no impairment of goodwill during the periods covered by these Consolidated Financial Statements.
NOTE 11. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Years Ended December 31,
In millions	2025	2024	2023
Balance, beginning of year	$12.2	$14.0	$15.5
Provision for base warranties issued	7.6	5.4	8.6
Payments made during period	(4.9)	(5.7)	(6.0)
Changes in estimates for pre-existing product warranties	(2.0)	(1.4)	(4.0)
Foreign currency translation and other	0.5	(0.1)	(0.1)
Balance, end of year	$13.4	$12.2	$14.0
Warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2025	2024
Current portion	$5.4	$4.9
Long-term portion	8.0	7.3
Total	$13.4	$12.2
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
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-

denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of December 31, 2025, $570.0 million has been drawn on the term loan and no amount was drawn on the revolving credit facility. The revolving credit facility includes an allowance of up to $50.0 million for outstanding letters of credit drawn under the facility that reduces the availability of funds. As of December 31, 2025, no letters of credit were outstanding. These amounts are included within Long-term debt and Current maturities of long-term debt on the Balance Sheet. As of December 31, 2025, Atmus’ fair value of Long-term debt was approximately $570.0 million, which was derived from Level 2 input measures.
Our credit lines available as of December 31, 2025 and December 31, 2024 include:

	As of December 31, 2025		As of December 31, 2024
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027(1)	$600.0	$570.0	$600.0	$592.5
Revolving credit facility September 30, 2027(1)	400.0	—	400.0	—
(1)Atmus maintains a term loan facility and a revolving credit facility as part of the Credit Agreement. The Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At December 31, 2025, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2026	2027	2028	2029	Thereafter	Total
$30.0	$540.0	$—	$—	$—	$570.0
NOTE 13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
Atmus has defined benefit pension plans, which provide retirement benefits to eligible participants and are collectively referred to as the “Atmus Plans.” The plans’ benefits are primarily based on employee earnings and credited service.
Plans in two countries, Belgium and Mexico, were newly established in 2023.
The total Atmus Plans’ defined benefit pension plan expenses were $2.5 million in 2025, $1.7 million in 2024 and $0.9 million in 2023. Service costs allocated to Atmus were $1.7 million in 2025, $1.3 million in 2024 and $0.6 million in 2023. These costs are reflected in the Consolidated Financial Statements as a component of Cost of sales, Research, development and engineering expenses and Selling, general and administrative expenses. The non-service costs allocated to Atmus were immaterial for each of the years ended December 31, 2025, 2024 and 2023. These non-service costs are reflected in the Consolidated Financial Statements as a component of Other income, net.
The aggregate status of all over funded plans is recognized as an asset and the aggregate status of all underfunded plans is recognized as a liability in the Consolidated Balance Sheets. The liabilities were $13.8 million and $11.0 million as of December 31, 2025 and 2024, respectively, and are reflected in the Consolidated Financial Statements as a component of Other liabilities. The current portion of the liabilities were immaterial as of December 31, 2025 and 2024. The amounts recognized as assets were $2.3 million and $2.1 million as of December 31, 2025 and 2024, respectively, and are reflected in the Consolidated Financial Statements as a component of Other assets.

The following is a listing of significant Atmus Plans:

Country	Name of Defined Benefit Plan(s)

Belgium	Reglement Plannen Leven en Overligden

France	Indemnité de Départ en Retraite

Germany	ersorgungsordnung von October 1979

Mexico	Pension Plan, Seniority Premium, Termination Indemnity
NOTE 14. COMMITMENTS AND CONTINGENCIES
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

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(79.4)	$(56.1)	$(56.7)
Currency translation adjustments	12.3	(23.3)	0.6
Other comprehensive income (loss), net	12.3	(23.3)	0.6
Balance at end of period	(67.1)	(79.4)	(56.1)
Pensions and other benefit plans:
Balance at beginning of period	$0.4	$(0.1)	$0.9
Change in pensions and other benefit plans	(1.8)	0.6	(1.5)
Tax benefit/(expense)	0.5	(0.1)	0.5
Other comprehensive (loss) income, net	(1.3)	0.5	(1.0)
Balance at end of period	(0.9)	0.4	(0.1)
Unrealized loss on derivatives:
Balance at beginning of period	$—	$—	$—
Unrealized loss during period	(0.1)	—	—
Other comprehensive loss, net	(0.1)	—	—
Balance at end of period	(0.1)	—	—
Accumulated other comprehensive loss:
Balance at beginning of period	$(79.0)	$(56.2)	$(55.8)
Total other comprehensive income (loss), net	10.9	(22.8)	(0.4)
Balance at end of period	$(68.1)	$(79.0)	$(56.2)
NOTE 16. SHARE REPURCHASE PROGRAM
Effective July 17, 2024, Atmus’ Board of Directors authorized a $150.0 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Repurchases under the program are determined by management and are wholly discretionary.

Since inception of the program, the Company repurchased approximately 2.0 million shares of common stock at an average cost of $40.41 per share, or an aggregate cost of approximately $80.7 million. During the year ended December 31, 2025, the Company repurchased 1.5 million shares of Common stock at an average cost of $41.58 per share, or an aggregate cost of approximately $60.7 million, all of which was paid during the period. All share repurchases were funded through available cash on hand. As of December 31, 2025, the Company had approximately $69.3 million in remaining share repurchase capacity.
NOTE 17. RELATIONSHIP WITH RELATED PARTIES
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

The Company entered into the separation agreement and transition services agreement with Cummins, among other transaction agreements, all of which will govern the parties relationship following the IPO and Full Separation. This relationship includes services provided by Cummins to the Company for a fixed term on a service-by-service basis. We paid Cummins mutually agreed-upon fees for the services provided under the transition services agreement, which were provided through September 2025. The fees paid to Cummins may not be indicative of costs for the same services provided by another provider.
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
Total corporate costs allocated to Atmus were $0 million, $0 million and $13.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Allocated corporate costs are included in Net sales, Cost of sales, Selling, general and administrative expenses, Research, development and engineering expenses and Other income, net. Post-IPO, Atmus has and will continue to incur its own corporate costs associated with being a standalone publicly traded company.
Related Party Balances
Following the full separation, Cummins is no longer considered a related party. Atmus’ sales to Cummins from January 1, 2024 through the date of full separation, March 18, 2024, were $65.4 million compared to $282.5 million for the year ended December 31, 2023.
NOTE 18. STOCK-BASED COMPENSATION
Under the Atmus 2022 Omnibus Incentive Plan, Atmus is authorized to issue a maximum of 7.5 million shares of common stock to Atmus employees and non-employee directors.
Restricted Stock Units and Performance Share Units
During the years ended December 31, 2025, 2024, and 2023, Atmus recognized compensation expense related to RSUs and PSUs, as a component of Selling, general, and administrative expense, in its Consolidated Statements of Income of $12.4 million, $11.9 million, and $5.5 million, respectively. The unamortized compensation expense related to Atmus RSUs and PSUs was $16.0 million and is expected to be recognized over a weighted-average period of 1.7 years.

Our RSU and PSU activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share	Weighted-Average Aggregate Fair Value
Balance at January 1, 2023	—		$—
Granted	763,480	Various	28.34	$21.6	million
Vested	—		—
Forfeited	—		—
Balance at December 31, 2023	763,480		$28.34
Granted	391,385	Various	36.78	$14.4	million
Vested	(52,894)		28.03	$1.5	million
Forfeited	(80,774)		31.40
Balance at December 31, 2024	1,021,197		$31.35
Granted	364,357	Various	37.24	$13.6	million
Vested	(130,499)		24.25	$3.2	million
Forfeited	(52,740)		25.54
Balance at December 31, 2025	1,202,315		$34.16
NOTE 19. EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock incentive plan awards calculated using the treasury stock method.
Basic and diluted EPS were calculated as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Net income	$207.4	$185.6	$171.3
Weighted-average shares for basic EPS	82.2	83.2	83.3
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.6	0.4	0.1
Weighted-average shares for diluted EPS	82.8	83.6	83.4
Basic earnings per share	$2.52	$2.23	$2.06
Diluted earnings per share	$2.50	$2.22	$2.05
NOTE 20. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	December 31, 2025	December 31, 2024
	(in millions)
Operating lease assets	$39.5	$37.3
Deferred income taxes	14.0	18.5
Long-term receivables	3.6	3.0
Other	30.2	20.7
Other assets	$87.3	$79.5

Geographic data for long-lived assets, excluding deferred taxes, goodwill, intangible assets and equity method investments, included the following:

	December 31, 2025	December 31, 2024
	(in millions)
United States	$102.4	$103.5
Mexico	43.5	42.6
France	30.8	25.9
Korea	26.2	25.6
Other international	33.7	25.8
Long-lived assets	$236.6	$223.4
Other accrued expenses included the following:

	December 31, 2025	December 31, 2024
	(in millions)
Marketing accruals	$55.0	$46.9
Current portion of operating lease liabilities	17.1	12.0
Income taxes payable	9.4	6.8
Other taxes payables	4.5	14.9
Current portion of finance lease liabilities	0.9	0.5
Other	6.1	6.1
Other accrued expenses	$93.0	$87.2
Other liabilities included the following:

	December 31, 2025	December 31, 2024
	(in millions)
Long-term portion of operating lease liabilities	$23.8	$26.6
Deferred income taxes	13.1	1.4
Long-term income taxes	0.8	0.4
Other long-term liabilities	18.3	12.3
Other liabilities	$56.0	$40.7
NOTE 21. SUBSEQUENT EVENTS
2026 Acquisition - Koch Filter Corporation
On November 21, 2025, the Company entered into a stock purchase agreement to acquire Koch Filter Corporations (“Koch Filter”). The transaction closed on January 7, 2026, whereby the Company purchased all of the issued and outstanding shares of Koch Filter for approximately $450 million in cash at closing, net of working capital adjustments. Koch Filter is a U.S. manufacturer of essential air filtration solutions for various end-markets, including industrial and commercial HVAC, data centers, and power generation. Koch Filter provides the Company a substantial platform for expanding into the industrial air filtration market. The acquired business will be reported in the Company’s Industrial Solutions segment, a reportable segment created with the acquisition of Koch Filter.
Credit Agreement
On January 7, 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) with a syndicate of banks. The 2026 Credit Agreement amended and restated the Company’s previously existing credit agreement, which provided for a $600 million term loan facility, of which approximately $570 million was outstanding as of the Closing Date, and a $400 million revolving credit facility. The 2026 Credit Agreement provides for a term loan facility of $1.0 billion and $500 million revolving credit facility, both of which mature on January 7, 2031. The term loan facility was drawn on fully for the amount of $1.0 billion.
The term loan facility will amortize in quarterly installments due on the last business day of each fiscal quarter, commencing with the fifth full fiscal quarter after the Closing Date, in an aggregate annual amount of 2.50% of the original aggregate principal amount of the term loan facility incurred on the Closing Date, increasing on the last business day of the ninth full fiscal quarter after the Closing Date to an aggregate annual amount equal to 5.00% of the original aggregate principal amount of the term loan facility incurred on the Closing Date, with the balance, plus accrued interest, due and payable on the term loan maturity date.
Borrowings under the 2026 Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at daily SOFR for the applicable interest period plus a rate ranging from 1.125% to 1.750% depending on Atmus’ net leverage ratio.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on the criteria described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2025, based on the criteria in Internal Control - Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report that appears under Item 8.

Changes in Internal Control over Financial Reporting
The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize enterprise resource planning, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations during the quarter ended December 31, 2025. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.
There was no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, Atmus’ internal control over financial reporting.
Item 9B. Other Information
(b) 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, not already provided herein under Item 1. Business – Management, will be included in our Proxy Statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”). The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2025. Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Annual Report.
Item 11. Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2025 and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item will be included in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2025 and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2025 and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2025 and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Net Income — years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income — years ended December 31, 2025, 2024 and 2023

Consolidated Balance Sheets — December 31, 2025 and 2024

Consolidated Statements of Cash Flows — years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Equity — years ended December 31, 2025, 2024 and 2023

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
10.11+
Employment Transition and Release Agreement, effective as of August 26, 2022, among Mark J. Osowick, Cummins Inc., and Cummins Filtration Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 of Atmus Filtration Technologies Inc. filed with the Commission on May 16, 2023).

10.12+
Separation Agreement and General Release, dated April 18, 2024, between Atmus Filtration Technologies Inc. and Toni Y. Hickey (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on April 19, 2024).

10.13+
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

10.15+
Performance Stock Unit Award Agreement under the 2022 Omnibus Incentive Plan (Executive Officers) (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

10.16+
Restricted Stock Unit Award Agreement under the 2022 Omnibus Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).

10.17+	Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).
10.18+	Deferred Compensation Plan for Non-Employee Directors (filed herewith).
10.19+	Executive Severance Plan (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Atmus Filtration Technologies Inc. filed with the Commission on February 14, 2024).
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

10.22
Stock Purchase Agreement, dated as of November 21, 2025, by and among Cummins Filtration Inc., Atmus Filtration Technologies Inc. and Air Distribution Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on November 24, 2025).

10.23
Amended and Restated Credit Agreement, dated as of January 7, 2026, among Atmus Filtration Technologies Inc., Atmus Filtration Inc., certain subsidiary guarantors party thereto, Bank of American, N.A., as administrative agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Atmus Filtration Technologies Inc. filed with the Commission on January 7, 2026).

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
*
Filed with this annual report on Form 10-K are the following materials formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Net Income for the years ended December 31, 2025, 2024, and 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2026.

ATMUS FILTRATION TECHNOLOGIES INC.

By	/s/ Jack M. Kienzler
Jack M. Kienzler
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 13, 2026.

Signature	Title
/s/ Stephanie J. Disher	Chief Executive Officer and President (Principal Executive Officer) and Director
Stephanie J. Disher

/s/ R. Edwin Bennett
R. Edwin Bennett	Director

/s/ Diego Donoso
Diego Donoso	Director

/s/ Gretchen Haggerty
Gretchen Haggerty	Director

/s/ Jane Leipold
Jane Leipold	Director

/s/ Stephen Macadam
Stephen Macadam	Director

/s/ Heath Sharp
Heath Sharp	Director

/s/ Stuart Taylor II
Stuart Taylor II	Director