Form 10-Q
period 2026-03-31
Atmus Filtration Technologies Inc.
filed 2026-05-01
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 27, 2026, there were 81,672,428 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
NET SALES(a)	$477.5	$416.5
Cost of sales	340.7	306.0
GROSS MARGIN	136.8	110.5
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	51.0	45.9
Research, development and engineering expenses	8.1	9.1
Equity, royalty and interest income from investees	7.6	9.2
Intangible asset amortization	2.9	—
Other operating expense (income), net	6.1	(0.2)
OPERATING INCOME	76.3	64.9
Interest expense	14.1	8.4
Other (expense) income, net	(1.0)	0.3
INCOME BEFORE INCOME TAXES	61.2	56.8
Income tax expense	12.8	12.1
NET INCOME	$48.4	$44.7
PER SHARE DATA:
Weighted-average shares for basic EPS	81.6	82.8
Weighted-average shares for diluted EPS	82.0	83.2

Basic earnings per share	$0.59	$0.54
Diluted earnings per share	$0.59	$0.54
(a)Includes sales to related parties of $13.8 million for the three months ended March 31, 2026, compared with $13.7 million for the three months ended March 31, 2025.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
NET INCOME	$48.4	$44.7
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(4.6)	5.0
Unrealized gain on derivatives	0.5	—
Total other comprehensive (loss) income, net of tax	(4.1)	5.0
COMPREHENSIVE INCOME	$44.3	$49.7
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$209.6	$236.4
Trade and other receivables, net	355.6	320.1
Inventories	298.7	282.3
Prepaid expenses and other current assets	47.2	53.6
Total current assets	911.1	892.4
Property, plant and equipment, net	212.6	197.1
Investments and advances related to equity method investees	92.1	89.2
Goodwill	303.9	84.7
Intangible assets, net	212.1	—
Other assets	110.0	87.3
TOTAL ASSETS	$1,841.8	$1,350.7
LIABILITIES
Accounts payable	$234.1	$201.9
Accrued compensation, benefits and retirement costs	25.2	37.9
Current portion of accrued product warranty	3.7	5.4
Current maturities of long-term debt	—	30.0
Other accrued expenses	97.6	93.0
Total current liabilities	360.6	368.2
Long-term debt	998.1	540.0
Accrued product warranty	5.6	8.0
Other liabilities	74.0	56.0
TOTAL LIABILITIES	1,438.3	972.2
Commitments and contingencies (Note 9)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized, 83,782,408 and 83,504,555 shares issued at March 31, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	65.1	72.7
Retained earnings	498.6	454.6
Accumulated other comprehensive loss	(72.2)	(68.1)
Treasury stock, at cost (2,109,980 shares at March 31, 2026 and 1,995,964 at December 31, 2025)	(88.0)	(80.7)
TOTAL EQUITY	403.5	378.5
TOTAL LIABILITIES AND EQUITY	$1,841.8	$1,350.7
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$48.4	$44.7
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	11.8	7.2
Deferred income taxes	1.5	(0.1)
Equity in income of investees, net of dividends	(6.0)	(1.9)
Share-based compensation	3.4	2.3
Foreign currency remeasurement and transaction exposure	(3.1)	(0.5)
Changes in current assets and liabilities:
Trade and other receivables	(16.9)	(24.9)
Inventories	(4.3)	(1.1)
Prepaid expenses and other current assets	7.0	3.4
Accounts payable	6.8	22.5
Other accrued expenses	(15.8)	(22.0)
Changes in other liabilities	(5.3)	0.2
Other, net	10.6	(1.1)
Net cash provided by operating activities	38.1	28.7
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(12.6)	(12.4)
Acquisitions, net of cash acquired	(455.3)	—
Net cash used in investing activities	(467.9)	(12.4)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt proceeds, net of financing costs paid	995.6	—
Payments on long-term debt	(570.0)	(3.8)
Repurchases of Common stock	(7.3)	(10.0)
Dividends paid	(4.4)	(4.1)
Withholding taxes paid on stock-based compensation	(11.0)	—
Other, net	(0.3)	—
Net cash provided by (used in) financing activities	402.6	(17.9)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.6
Net decrease in cash and cash equivalents	(26.8)	(1.0)
Cash and cash equivalents at beginning of period	236.4	184.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209.6	$183.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Three Months Ended March 31, 2026
Balances at January 01, 2026	$—	$72.7	$454.6	$(68.1)	$(80.7)	$378.5
Net income	—	—	48.4	—	—	48.4
Other comprehensive loss, net of tax	—	—	—	(4.1)	—	(4.1)
Shares withheld for taxes on equity awards	—	(11.0)	—	—	—	(11.0)
Share-based awards	—	3.4	—	—	—	3.4
Common stock repurchased	—	—	—	—	(7.3)	(7.3)
Cash dividends declared ($0.055 per share)	—	—	(4.4)	—	—	(4.4)
Balances at March 31, 2026	$—	$65.1	$498.6	$(72.2)	$(88.0)	$403.5
Three Months Ended March 31, 2025
Balances at January 01, 2025	$—	$61.9	$264.5	$(79.0)	$(20.0)	$227.4
Net income	—	—	44.7	—	—	44.7
Other comprehensive income, net of tax	—	—	—	5.0	—	5.0
Share-based awards	—	2.3	—	—	—	2.3
Common stock repurchased	—	—	—	—	(10.0)	(10.0)
Cash dividends declared ($0.05 per share)	—	—	(4.1)	—	—	(4.1)
Balances at March 31, 2025	$—	$64.2	$305.1	$(74.0)	$(30.0)	$265.3
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited “Condensed Consolidated Financial Statements” have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of Atmus’ results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
NOTE 2. ACQUISITIONS
Koch Filter Corporation
On November 21, 2025, Atmus entered into a stock purchase agreement to acquire Koch Filter Corporation (“Koch Filter”). The transaction closed on January 7, 2026, whereby Atmus purchased all of the issued and outstanding shares of Koch Filter for approximately $456.4 million in cash at closing, net of working capital adjustments. Koch Filter is a U.S. manufacturer of essential air filtration solutions for various end-markets, including industrial and commercial HVAC, data centers, and power generation. Koch Filter provides Atmus a substantial platform for expanding into the industrial air filtration market. The acquired business will be reported in the Company’s Industrial Solutions segment, a reportable segment created with the acquisition of Koch Filter. Atmus incurred approximately $6.3 million of transaction-related expenses which were included in other operating expense, net in the Consolidated Statement of Income for the three months ended March 31, 2026.
The acquisition of Koch Filter was not material to Atmus’ results of operations; therefore pro forma operating results related to the acquisition are not presented as the results would not be materially different than the reported results.
As of March 31, 2026, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
(in millions)
Cash and cash equivalents	$1.1
Trade and other receivables	20.1
Inventories	11.6
Prepaid expenses and other current assets	0.7
Property, plant and equipment	13.6
Operating lease right-of-use assets	22.5
Intangible Assets	215.0
Goodwill	219.2
Total Acquired Assets	503.8
Accounts payable	(22.2)
Current portion of operating lease liabilities	(3.6)
Other current liabilities	(2.7)
Long-term portion of operating lease liabilities	(18.9)
Net Assets acquired	$456.4
The acquired intangible assets and useful life are as follows:

	Total	Estimated Useful Life
	(in millions)	(in years)
Trade names	$45.0	15
Customer relationships	170.0	20
Acquired intangible assets	$215.0
Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities into industrial filtration markets. The goodwill is deductible for tax purposes. The purchase price allocation for Koch Filter is provisional as of March 31, 2026. The purchase price allocation, including the residual amount allocated to goodwill, are based on preliminary information and are subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures. During the applicable measurement period, Atmus will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of any measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.
In determining the fair value of amounts related to Koch Filter, Atmus utilized various forms of income, cost and market approaches depending on the asset or liability being valued. The estimation of fair values required judgment related to future net cash flows, discount rates, customer attrition rates, competitive trends, market comparisons and other factors. As a result, Atmus utilized third-party valuation specialists to assist in determining the fair value of certain assets. Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions.

NOTE 3. REVENUE
Disaggregation of Revenue
Revenue by Geographic Area
The table below presents Atmus’ combined sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
United States	$258.4	$207.6
Other international	219.1	208.9
Total net sales	$477.5	$416.5
NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Fleetguard Filters Pvt. Ltd.	$4.4	$6.3
Shanghai Fleetguard Filter Co. Ltd	1.5	1.2
Filtrum Fibretechnologies Pvt. Ltd	0.1	0.1
Atmus share of net income	6.0	7.6
Royalty and interest income	1.6	1.6
Equity, royalty and interest income from investees	$7.6	$9.2
NOTE 5. INCOME TAXES
Atmus’ effective tax rate for the three months ended March 31, 2026, was 20.9%. Atmus’ effective tax rate for the three months ended March 31, 2025, was 21.3%. The variance in the effective tax rate is primarily attributable to higher excess tax benefits on stock compensation due to stock price appreciation and an increase in U.S. tax deductions and foreign tax credits due to the adoption of the One Big Beautiful Bill Act (“OBBBA”), partially offset by an unfavorable change in the mix of earnings among tax jurisdictions. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
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
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cut and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA provisions and reflected the impact on the consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	March 31, 2026	December 31, 2025
	(in millions)
Finished products	$225.7	$217.2
Work-in-process and raw materials	108.7	97.2
Inventories at FIFO cost	334.4	314.4
Excess of FIFO over LIFO	(35.7)	(32.1)
Total inventories	$298.7	$282.3
NOTE 7. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of year	$13.4	$12.2
Provision for base warranties issued	1.4	1.5
Payments made during period	(2.0)	(1.3)
Changes in estimates for pre-existing product warranties	(3.3)	(0.5)
Foreign currency translation and other	(0.2)	0.5
Balance, end of period	$9.3	$12.4
Warranty liabilities included in Atmus’ Condensed Consolidated Balance Sheets were as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Current portion	$3.7	$5.4
Long-term portion	5.6	8.0
Total	$9.3	$13.4
NOTE 8. DEBT AND BORROWING ARRANGEMENTS
On January 7, 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) with a syndicate of banks. The 2026 Credit Agreement amended and restated the Company’s previously existing credit agreement, which provided for a $600 million term loan facility, of which approximately $570 million was outstanding as of the Closing Date, and a $400 million revolving credit facility. The 2026 Credit Agreement provides for a term loan facility of $1.0 billion and $500 million revolving credit facility, both of which mature on January 7, 2031. The term loan facility was drawn on fully for the amount of $1.0 billion and net of financing costs, we received proceeds of $995.6 million. Costs incurred with obtaining the term loan in the amount of $2.0 million are presented as a direct deduction from the carrying value of the debt. Cost incurred with obtaining the revolving credit facility in the amount of $1.5 million are capitalized in other assets. The amortization of financing costs is included in interest expense in the Consolidated Statements of Net Income. Non-capitalized costs incurred with obtaining the term loan were not material and expensed as incurred.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-

denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of March 31, 2026, $1.0 billion has been drawn on the term loan and no amount was drawn on the revolving credit facility. The revolving credit facility includes an allowance of up to $50.0 million for outstanding letters of credit drawn under the facility that reduces the availability of funds. As of March 31, 2026, no letters of credit were outstanding. These amounts are included within Long-term debt on the Condensed Consolidated Balance Sheets. As of March 31, 2026, Atmus’ fair value of Long-term debt was approximately $1.0 billion, which was derived from Level 2 input measures.
Our credit lines available and borrowings as of March 31, 2026 and December 31, 2025 include:

	As of March 31, 2026		As of December 31, 2025
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027	$—	$—	$600.0	$570.0
Revolving credit facility September 30, 2027	—	—	400.0	—
Term loan January 7, 2031(a)	1,000.0	1,000.0	—	—
Revolving credit facility January 7, 2031(a)	500.0	—	—	—
Unamortized deferred issuance costs		(1.9)		—
Long-term debt		$998.1		$570.0
(a)Atmus maintains a term loan facility and a revolving credit facility as part of the 2026 Credit Agreement. The 2026 Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At March 31, 2026, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
Over the next five years, aggregate principal maturities of our long-term debt are (in millions):

2026	2027	2028	2029	2030	Thereafter	Total
$—	$18.8	$43.7	$50.0	$50.0	$837.5	$1,000.0
NOTE 9. COMMITMENTS AND CONTINGENCIES
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
NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in Accumulated other comprehensive (loss) income by component for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(67.1)	$(79.4)
Currency translation adjustments	(4.6)	5.0
Other comprehensive (loss) income, net	(4.6)	5.0
Balance at end of period	(71.7)	(74.4)
Pensions and other benefit plans:
Balance at beginning of period	$(0.9)	$0.4
Other comprehensive (loss) income, net	—	—
Balance at end of period	(0.9)	0.4
Unrealized (loss) gain on derivatives:
Balance at beginning of period	$(0.1)	$—
Unrealized gain during period	0.5	—
Other comprehensive income, net	0.5	—
Balance at end of period	0.4	—
Accumulated other comprehensive loss:
Balance at beginning of period	$(68.1)	$(79.0)
Total other comprehensive (loss) income, net	(4.1)	5.0
Balance at end of period	$(72.2)	$(74.0)
NOTE 11. SHARE REPURCHASE PROGRAM
Effective July 17, 2024, Atmus’ Board of Directors authorized a $150.0 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Repurchases under the program are determined by management and are wholly discretionary.
Since inception of the program, the Company repurchased approximately 2.1 million shares of Common stock at an average cost of $41.70 per share, or an aggregate cost of approximately $88.0 million. During the three months ended March 31, 2026, the Company repurchased approximately 0.1 million shares of Common stock at an average cost of $64.26 per share, or an aggregate cost of approximately $7.3 million, all of which was paid during the period. All share repurchases were funded through available cash on hand. As of March 31, 2026, the Company had approximately $62.0 million in remaining share repurchase capacity.
NOTE 12. EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS reflects the increase in weighted common shares outstanding that would result from the assumed exercise of outstanding stock incentive plan awards calculated using the treasury stock method.

Basic and diluted EPS were calculated as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Net income	$48.4	$44.7
Weighted-average shares for basic EPS	81.6	82.8
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.4	0.4
Weighted-average shares for diluted EPS	82.0	83.2
Basic earnings per share	$0.59	$0.54
Diluted earnings per share	$0.59	$0.54
NOTE 13. SEGMENT REPORTING
Atmus’ reportable operating segments consist of Power Solutions and Industrial Solutions. Each of the reportable segments is comprised of a singular operating segment. Atmus’ segments are organized based on the products and markets each segment serves.
The Power Solutions Segment consists of products for on-highway commercial vehicles and off-highway agriculture, construction, mining vehicles and equipment. Products include filters for fuel, lube, air, crankcase ventilation, hydraulics and coolants and other chemicals. The Industrial Solutions segment addresses commercial and industrial HVAC applications, and high-growth end markets including data centers, power generation and healthcare environments. Products include a broad portfolio of air filtration solutions.
The chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM assesses performance of each of our reportable operating segments and decides how to allocate resources based on segment earnings or losses before interest expense, income taxes, depreciation and amortization, and other selected items (“Segment Adjusted EBITDA”). Other selected items represent acquisition costs, costs associated with the integration of acquired businesses, and costs associated with becoming a standalone company. Segment amounts exclude certain corporate or unallocated expenses not specifically identifiable to segments.
The CODM uses Segment Adjusted EBITDA predominately in the annual budget and forecasting process. The CODM considers budget-to-actual in deciding whether to invest profit into a reportable operating segment or other entity initiatives, such as acquisitions, paying dividends, or share repurchases. The CODM also uses the profit or loss measure for determining compensation for certain employees.
We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as, IT, human resources, legal and finance. Segment Adjusted EBITDA may not be consistent with measures used by other companies.

Summarized segment operating results and other financial information is as follows:

	For the Three Months Ended March 31, 2026
(In millions)	Power Solutions	Industrial Solutions	Total
External Sales	$439.1	$38.4	$477.5

Cost of sales	312.7	27.5
Selling, general and administrative expenses	47.2	3.2
Research, development and engineering expenses	8.1	—
Equity, royalty and interest income from investees	7.6	—
Other expense (income) (a)	0.8	—
Add back: Depreciation and amortization (b)	8.2	0.7
Segment Adjusted EBITDA	$86.1	$8.4	$94.5

Reconciliation to Income before income taxes:
Corporate expenses (c)			$7.4
Interest expenses			14.1
Depreciation and amortization			11.8
Income before income taxes			$61.2
(a)Other expense (income) includes Other operating expense (income), net and Other (expense) income, net from our Condensed Consolidated Statements of Net Income.
(b)Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to Segment Adjusted EBITDA, the measure used by our CODM. The amount of depreciation and amortization disclosed by reportable segment is included within the cost of sales and selling, general and administrative expenses.
(c)Corporate expenses include $7.4 million of costs associated with the acquisition and subsequent integration of Koch Filter.

	For the Three Months Ended March 31, 2026
(in millions)	Power Solutions	Industrial Solutions	Corporate and Unallocated	Total
Segment assets	$1,143.0	$485.8	$213.0	$1,841.8
Investments and advances related to equity method investees	92.1	—	—	92.1
Capital expenditures	11.6	1.0	—	12.6
In Q1 2026 following the acquisition of Koch Filter, Atmus established the Industrial Solutions segment and changed the profit or loss measure to Segment Adjusted EBITDA. The segment operating results of the Industrial Solutions segment were immaterial for the three months ended March 31, 2025.

	For the Three Months Ended March 31, 2025
(In millions)	Power Solutions	Total
External Sales	$416.5	$416.5

Cost of sales	299.2
Selling, general and administrative expenses	43.4
Research, development and engineering expenses	9.1
Equity, royalty and interest income from investees	9.2
Other (income) expense (a)	(0.5)
Add back: Depreciation and amortization (b)	7.2
Segment Adjusted EBITDA	$81.7	$81.7

Reconciliation to Income before income taxes:
Corporate expenses (c)		$9.3
Interest expenses		8.4
Depreciation and amortization		7.2
Income before income taxes		$56.8
(a)Other (income) expense includes Other operating expense (income), net and Other (expense) income, net from our Condensed Consolidated Statements of Net Income.
(b)Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to Segment Adjusted EBITDA, the measure used by our CODM. The amount of depreciation and amortization disclosed by reportable segment is included within the cost of sales and selling, general and administrative expenses.
(c)Corporate expenses include $9.3 million of one-time separation costs.

	For the Three Months Ended March 31, 2025
(in millions)	Power Solutions	Industrial Solutions	Corporate and Unallocated	Total
Segment assets	$1,228.1	$—	$—	$1,228.1
Investments and advances related to equity method investees	86.9	—	—	86.9
Capital expenditures	12.4	—	—	12.4
Revenue by Product Category
The table below presents Atmus’ combined sales by product category and reportable segment:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Power Solutions segment
Fuel	$206.4	$178.6
Lube	82.3	83.1
Air	72.0	72.6
Other	78.4	82.2
Total Power Solutions segment	439.1	416.5

Industrial Solutions segment
Air Filtration	$38.4	$—
Total Industrial Solutions segment	38.4	—

Total Net sales	$477.5	$416.5
NOTE 14. SUPPLEMENTAL BALANCE SHEET DATA
Trade and other receivables, net included in the following:

	March 31, 2026	December 31, 2025
	(in millions)
Trade receivables	$303.7	$274.8
Allowance for doubtful accounts	(4.3)	(3.4)
Value-added tax receivables	49.4	41.2
Other receivables	6.8	7.5
Trade and other receivables, net	$355.6	$320.1
Other assets included the following:

	March 31, 2026	December 31, 2025
	(in millions)
Operating lease assets	$58.9	$39.5
Deferred income taxes	14.0	14.0
Long-term receivables	3.5	3.6
Other	33.6	30.2
Other assets	$110.0	$87.3

Other accrued expenses included the following:

	March 31, 2026	December 31, 2025
	(in millions)
Marketing accruals	$47.4	$55.0
Current portion of operating lease liabilities	20.6	17.1
Other taxes payable	15.1	4.5
Income taxes payable	8.5	9.4
Current portion of finance lease liabilities	1.1	0.9
Other	4.9	6.1
Other accrued expenses	$97.6	$93.0
Other liabilities included the following:

	March 31, 2026	December 31, 2025
	(in millions)
Long-term portion of operating lease liabilities	$39.3	$23.8
Deferred income taxes	14.4	13.1
Long-term income taxes	0.9	0.8
Other long-term liabilities	19.4	18.3
Other liabilities	$74.0	$56.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, those that are based on current expectations, estimates and projections about the industries in which we operate and management’s views, plans, objectives, projections, beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may” or words of similar meaning. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, the development of future operations, the impact of planned acquisitions and dispositions, our strategy for growth, product development activities, regulatory approvals, market position and expenditures. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict. If the underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual outcomes, results and financial condition may differ materially from what is expressed, implied or forecasted in such forward-looking statements. Future factors and uncertainties include, but are not limited to:
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
•Potential failure of performance by Atmus or Cummins under transaction agreements executed as part of the initial public offering;
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
Additional information about these future factors and the material factors or assumptions underlying such forward-looking statements may be found under the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in Atmus’ periodic filings with the Securities and Exchange Commission. It is not possible to predict or identify all such factors, and the risks described above should not be considered a complete statement of all potential risks and uncertainties.
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

General Overview and Recent Developments
Company Overview
We are one of the global leaders of filtration products and solutions. Our reportable operating segments consist of Power Solutions and Industrial Solutions. The Power Solutions Segment consists of products for on-highway commercial vehicles and off-highway agriculture, construction, mining vehicles and equipment. We design and manufacture advanced filtration products, principally under the Fleetguard brand, that provide superior asset protection and enable lower emissions. We estimate that approximately 14% of our net sales in 2025 were generated through first-fit sales to OEMs, where our products are installed as components for new vehicles and equipment. We estimate that approximately 86% of our net sales in 2025 were generated in the aftermarket, where our products are installed as replacement or repair parts, leading to a strong recurring revenue base. The Industrial Solutions segment was created with the acquisition of Koch Filter on January 7, 2026. The Industrial Solutions segment addresses high-growth end markets including commercial and industrial HVAC, data centers and power generation environments. Products include a broad portfolio of air filtration solutions. Building on our more than 65-year history, we continue to grow and differentiate ourselves through our global footprint, comprehensive offering of premium products, technology leadership and multi-channel path to market.
Tariffs
During 2025, the United States announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The United States also indicated that tariffs may change and that additional measures are under consideration to be introduced. These tariff and tariff-related measures include potential impacts to the industry in which we operate and the commodities to which our products are exposed. These actions, along with corresponding retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global demand in both aftermarket and first-fit. In response to these developments, we mitigated the cost impact on our business by employing any exemptions for which we were eligible, such as compliance under the United States-Mexico-Canada Agreement (“USMCA”), adjusting our supply chain, and implementing select price adjustments. In February of 2026, the U.S. Supreme Court held that tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) exceeded the statutory authority granted under that law. The ruling, however, did not address potential refunds of any previous tariffs. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties.
The ultimate outcome of refund claims remains highly uncertain and it is difficult to estimate the evolving tariff and policy landscape. During the quarter ended March 31, 2026, we did not record any amounts related to potential refunds of IEEPA duties. We will continue to evaluate opportunities to mitigate the impact of tariffs on our business, consolidated results of operations and financial condition.
Factors Affecting Our Performance
Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions. Our revenues may also be impacted by customer inventory levels, production schedules, commodity prices, work stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency exchange rate changes, political and economic uncertainty (including tariffs and trade barriers), public health crises (epidemics or pandemics) and regulatory matters, including adoption and enforcement of environmental and emission standards in the countries we serve. Some of the more important factors affecting our performance are briefly discussed below.

Market demand
Aftermarket demand remained soft in the first three months of 2026. We continue to be in a period of slow growth in global aftermarkets, and this trend is expected to continue for the remainder of 2026. First-fit demand continues to reflect depressed market conditions with recovery expected in the latter half of 2026.
Commodity prices, logistics costs, labor, inflation and foreign currency exchange rates
We have experienced general variability in direct material costs through the first three months of 2026. While the costs of our principal materials fluctuate, generally we believe there will continue to be an adequate supply of the materials we use and that they will broadly remain available.
Logistics and warehousing costs increased during the first three months of 2026, primarily due to macro-economic conditions and the transition to a standalone distribution network as part of our separation from Cummins Inc. (“Cummins”) into a standalone publicly traded company (the “Separation”). Our management team continues to monitor and evaluate all of the factors affecting our supply chain condition and the related impacts on our business and operations, and we continue to minimize any supply chain impacts to our business and to our customers.
Labor and people related costs have remained stable with increases primarily driven by annual merit and variable compensation programs.
Additionally, the appreciation of the U.S. dollar against certain foreign currencies had a favorable impact on our condensed consolidated results of operations in the first three months of 2026 due to translation impacts. We remain in a volatile currency environment and as such, there can be no assurances that this trend will continue for the remainder of 2026.
Standalone costs
In the historical periods following the Separation until the ending of the transition services agreement with Cummins in September 2025, we incurred additional costs associated with becoming a standalone public company. These expenses and capital expenditures primarily relate to the establishment of functions previously co-mingled with Cummins, such as information technologies, distribution centers, manufacturing and human resources. Under the transition services agreement, Cummins continued to provide certain services related primarily to administrative services. With the conclusion of this agreement, we do not expect to incur any additional one-time expenses or capital expenditures in 2026 or any future periods in connection with becoming a standalone public company.

Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	For the Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025	Amount	%
	(in millions)
NET SALES	$477.5	$416.5	$61.0	14.6%
Cost of sales	340.7	306.0	(34.7)	(11.3)%
GROSS MARGIN	136.8	110.5	26.3	23.8%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	51.0	45.9	(5.1)	(11.1)%
Research, development and engineering expenses	8.1	9.1	1.0	11.0%
Equity, royalty and interest income from investees	7.6	9.2	(1.6)	(17.4)%
Intangible asset amortization	2.9	—	2.9	NM
Other operating expense (income), net	6.1	(0.2)	(6.3)	NM
OPERATING INCOME	76.3	64.9	11.4	17.6%
Interest expense	14.1	8.4	(5.7)	(67.9)%
Other (expense) income, net	(1.0)	0.3	(1.3)	NM
INCOME BEFORE INCOME TAXES	61.2	56.8	4.4	7.7%
Income tax expense	12.8	12.1	(0.7)	(5.8)%
NET INCOME	$48.4	$44.7	$3.7	8.3%
PER SHARE DATA:
Basic earnings per share	$0.59	$0.54	$0.05	9.1%
Diluted earnings per share	$0.59	$0.54	$0.05	9.5%
“NM” - Not meaningful information

	For the Three Months Ended March 31,		Favorable (Unfavorable)
Percent of Net sales	2026	2025	Percentage Points
Gross margin	28.6%	26.5%	2.1
Selling, general and administrative expenses	10.7%	11.0%	0.3
Research, development and engineering expenses	1.7%	2.2%	0.5
Net sales
Net sales were $477.5 million for the three months ended March 31, 2026, an increase of $61.0 million compared to $416.5 million for the three months ended March 31, 2025. The increase in Net sales was mainly due to incremental sales of $38.4 million recorded by Koch Filter, acquired in January 2026, favorable impacts of currency of $16.3 million and favorable pricing of $8.3 million, partially offset by lower volumes of $2.0 million. The favorable impact from pricing is primarily driven by normal pricing initiatives and select increases as a result of tariffs.
Gross margin
Gross margin was $136.8 million for the three months ended March 31, 2026, an increase of $26.3 million compared to $110.5 million for the three months ended March 31, 2025. The increase in Gross margin was mainly due to incremental margin of $10.9 million recorded by Koch Filter, favorable pricing of $8.3 million as described above, a $6.3 million decrease in one-time costs, favorable impacts of currency of $5.6 million and a $3.0 million decrease in warranty costs, partially offset by unfavorable logistics and duties costs of $6.2 million, unfavorable manufacturing and other costs of $0.8 million and lower volumes of $0.7 million. Gross margin as a percentage of Net sales was 28.6% for the three months ended March 31, 2026, an increase of 2.1 percentage points compared to 26.5% for the three months ended March 31, 2025. The increase in Gross margin as a percentage of Net sales was primarily driven by the items noted above.
Selling, general and administrative expenses
Selling, general and administrative expenses were $51.0 million for the three months ended March 31, 2026, an increase of $5.1 million compared to $45.9 million for the three months ended March 31, 2025. The increase was primarily driven by higher people-related and consulting expenses and an increase in amortization of internal-use software. Selling, general and administrative expenses as a percentage of Net sales were 10.7% for the three months ended March 31, 2026, a decrease of 0.3 percentage points compared to 11.0% for the three months ended March 31, 2025. The decrease in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a lower rate in relation to the change in Net sales.
Research, development and engineering expenses
Research, development and engineering expenses were $8.1 million for the three months ended March 31, 2026, a decrease of $1.0 million compared to $9.1 million for the three months ended March 31, 2025. The decrease was primarily due to timing of engineering projects. Research, development and engineering expenses as a percentage of Net sales were 1.7% for the three months ended March 31, 2026 a decrease of 0.5 percentage points compared to 2.2% for the three months ended March 31, 2025. The decrease in Research, development and engineering expenses as a percentage of Net Sales was mainly due to the items noted above.
Equity, royalty and interest income from Investees
Equity, royalty and interest income from investees was $7.6 million for the three months ended March 31, 2026, a decrease of $1.6 million compared to $9.2 million for the three months ended March 31, 2025. The decrease was primarily due to lower earnings from one of our joint ventures in India. These lower earnings were driven by a remeasurement of benefit obligations in India due to recent labor law changes.
Intangible asset amortization
Intangible asset amortization was $2.9 million for the three months ended March 31, 2026, an increase of $2.9 million compared to $0 for the three months ended March 31, 2025. The increase was due to the $2.9 million in amortization of intangible assets acquired in the Koch Filter acquisition.
Other operating expense (income), net
Other operating expense (income), net was $6.1 million for the three months ended March 31, 2026, an increase of $6.3 million compared to $(0.2) million for the three months ended March 31, 2025. The increase was primarily due to transaction costs of $6.3 million associated with the acquisition of Koch Filter.
Interest expense
Interest expense was $14.1 million for the three months ended March 31, 2026, an increase of $5.7 million compared to $8.4 million for the three months ended March 31, 2025. The increase was primarily driven by the increased outstanding borrowings on our credit facility as additional borrowings were made during the quarter due to the Koch Filter acquisition.
Other (expense) income, net
Other (expense) income, net was $(1.0) million for the three months ended March 31, 2026, a decrease of $1.3 million compared to $0.3 million for the three months ended March 31, 2025. The decrease in Other

(expense) income, net was due to an increase in the net loss on foreign exchange rate hedging which offset interest income that remained stable between the comparable periods.
Income tax expense
Our effective tax rate for the three months ended March 31, 2026 was 20.9%, a decrease of 0.4 percentage points compared to 21.3% for the three months ended March 31, 2025. The variance in the effective tax rate is primarily attributable to higher excess tax benefits on stock compensation due to stock price appreciation and an increase in U.S. tax deductions and foreign tax credits due to the adoption of the One Big Beautiful Bill Act (“OBBBA”), partially offset by unfavorable change in the mix of earnings among tax jurisdictions.
Liquidity and Capital Resources
On January 7, 2026, we entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”). Our facilities under the 2026 Credit Agreement provide for $1.5 billion in total availability, which includes a $1.0 billion term loan and a $500 million revolving credit facility. The term loan facility was drawn on fully for the amount of $1.0 billion with proceeds used to refinance the outstanding term loan facility and finance in part the acquisition of Koch Filter. As of March 31, 2026, we have outstanding borrowings of $1.0 billion on the term loan and no amount was drawn on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $500.0 million as of March 31, 2026.
We believe that cash from operations and the facilities under the 2026 Credit Agreement will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures, future payments of our contractual tax and benefit plan obligations and payments for share repurchases and quarterly dividends in both the short and long term. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity. However, if a serious economic or credit market crisis ensues or other adverse development arises, it could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.
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
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We have the ability to access the capital markets and other sources of liquidity, which management believes are sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$38.1	$28.7
Net cash used in investing activities	(467.9)	(12.4)
Net cash provided by (used in) financing activities	402.6	(17.9)
Operating Cash Flow
Net cash provided by operating activities was $38.1 million for the three months ended March 31, 2026, an increase of $9.4 million compared to $28.7 million for the three months ended March 31, 2025. The increase was driven primarily by a favorable change in other assets of $5.6 million and higher net income adjusted for non-cash items of $4.3 million, partially offset by higher working capital requirements of $1.1 million. During the three months ended March 31, 2026, higher working capital requirements resulted in a cash outflow of $23.2 million compared to a cash outflow of $22.1 million for the three months ended March 31, 2025. The higher working capital cash outflow for the three months ended March 31, 2026 was mainly due to lower accounts payable, partially offset by lower trade and other receivables and higher accrued expenses.
There were no dividends received from our unconsolidated equity investees for the three months ended March 31, 2026. Dividends received from our unconsolidated equity investees were $5.7 million for the three months ended March 31, 2025.
Investing Cash Flow
Net cash used in investing activities for the three months ended March 31, 2026 and March 31, 2025 was primarily used for the acquisition of Koch Filter and capital expenditures. Our capital expenditures were $12.6 million for the three months ended March 31, 2026 and $12.4 million (of which approximately $3.5 million related to one-time separation capital expenditures) for the three months ended March 31, 2025, corresponding to approximately 2.6% and 3.0% of Net sales for the three months ended March 31, 2026 and March 31, 2025, respectively.
Financing Cash Flow
Net cash provided by (used in) financing activities for the three months ended March 31, 2026 was $402.6 million compared to $(17.9) million for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2026 consisted of net debt proceeds of $995.6 million from our term loan, partially offset by payments made in the refinancing of our previous term loan of $570.0 million, withholding taxes paid on stock-based compensation, repurchases of common stock and dividends paid. Net cash used in financing activity for the three months ended March 31, 2025 consisted primarily of repurchases of common stock, dividends paid and payments made on our term loan.
Dividends
We paid dividends of $4.4 million in the first three months of 2026 and $4.1 million in the first three months of 2025. The first quarter 2026 dividend of $0.055 per share, declared on February 9, 2026 for shareholders of record as of February 20, 2026, was paid on March 4, 2026. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.
We anticipate that the 2026 distributions will be characterized as dividends under the U.S. federal income tax rules. The final determination will be made on an IRS Form 1099-DIV we expect to issue early 2027.
Contractual Obligations
Our commitments consist of lease obligations for real estate and equipment. For more information regarding our lease obligations, see Note 9, Leases, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which provides a summary of our future minimum lease payments.
Debt
Our total debt was $998.1 million at March 31, 2026 and $570.0 million at December 31, 2025. At March 31, 2026, the weighted-average term of our outstanding long-term debt was 4.8 years. Refer to Note 8, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.

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
•“Adjusted EBITDA” is defined as EBITDA after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company, transaction costs associated with the Koch Filter acquisition and costs related to the integration of Koch Filter and “Adjusted EBITDA margin” is defined as Adjusted EBITDA as a percent of Net sales. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful measures of our operating performance as they allow investors and debt holders to compare our performance on a consistent basis without regard to one-time costs attributable to our becoming a standalone public company and costs associated with the acquisitions and integration of Koch Filter.
•“Adjusted earnings per share” is defined as diluted earnings per share (the most comparable U.S. GAAP financial measure) after adding back certain one-time expenses, reflected in Cost of sales and Selling, general and administrative expenses, associated with becoming a standalone public company, transaction costs associated with the Koch Filter acquisition, costs related to the integration of Koch Filter and amortization of the intangible assets acquired in the Koch Filter acquisition less the related tax impact of the same one-time expenses, acquisition and integration costs and amortization expense. We believe Adjusted earnings per share provides improved comparability of underlying operating results.
•“Free cash flow” is defined as cash flows provided by (used in) operating activities less capital expenditures and “Adjusted free cash flow” is defined as Free cash flow after adding back certain one-time items associated with becoming a standalone public company, transaction costs associated with the Koch Filter acquisition and costs related to the integration of Koch Filter. We believe Free cash flow and Adjusted free cash flow are useful metrics used by management and investors to analyze our ability to service and repay debt and return value to shareholders.
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
A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
NET INCOME	$48.4	$44.7
Plus:
Interest expense	14.1	8.4
Income tax expense	12.8	12.1
Depreciation and amortization	11.8	7.2
EBITDA (non-GAAP)	$87.1	$72.4
Plus:
Acquisition costs(a)	$6.3	$—
One-time integration costs(a)	1.1	—
One-time separation costs(b)	—	9.3
Adjusted EBITDA (non-GAAP)	$94.5	$81.7
Net sales	$477.5	$416.5
Net income margin	10.1%	10.7%
EBITDA margin (non-GAAP)	18.2%	17.4%
Adjusted EBITDA margin (non-GAAP)	19.8%	19.6%
(a)Primarily comprised of transaction costs associated with the Koch Filter acquisition and other Information Technology, Human Resources and manufacturing costs related to the integration of Koch Filter.
(b)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs.

A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended March 31,
	2026	2025
	(per share)
Diluted earnings per share	$0.59	$0.54
Plus:
Acquisition costs(a)	$0.08	$—
One-time integration costs(a)	0.01	—
One-time separation costs(b)	—	0.11
Intangible asset amortization(c)	0.04	—
Less:
Tax impact of acquisition costs(a)	$0.02	$—
Tax impact of one-time integration costs(a)	—	—
Tax impact of one-time separation costs(b)	—	0.02
Tax impact of intangible asset amortization(c)	0.01	—
Adjusted earnings per share	$0.69	$0.63
(a)Primarily comprised of transaction costs associated with the Koch Filter acquisition and other Information Technology, Human Resources and manufacturing costs related to the integration of Koch Filter. The tax impact of acquisition and integration costs for the three months ended March 31, 2026 were $1.3 million and $0.2 million, respectively.
(b)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months ended March 31, 2025 were $2.0 million.
(c)Amortization expense of the intangible assets acquired in the Koch Filter acquisition were $2.9 million for the three months ended March 31, 2026. The tax impact of the amortization expense for the three months ended March 31, 2026 was $0.6 million.
A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Cash provided by operating activities	$38.1	$28.7
Less:
Capital expenditures	12.6	12.4
Free cash flow (non-GAAP)	$25.5	$16.3
Plus:
Acquisition costs	$6.3	$—
One-time integration costs	1.1	—
One-time separation capital expenditures	—	3.5
Adjusted free cash flow (non-GAAP)	$32.9	$19.8

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of our financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical accounting policies and estimates, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements, are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the addition of the accounting policies set forth below.
Business Combinations
Accounting for acquisitions requires Atmus to recognize separately from goodwill the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the purchase price over the net amount allocated to the identifiable assets acquired and liabilities assumed. While management uses its best estimates and assumption to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, Atmus may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. The operating results generated by the acquired businesses are included in the Condensed Consolidated Statements of Net Income from their respective dates of acquisition. Acquisition related costs are expensed as incurred. See Note 2, Acquisitions for additional information.
Intangible Assets
Identifiable intangible assets include customer relationships and trade names acquired during business combinations. Identifiable intangible assets are amortized on a straight-line bases with estimated useful lives ranging from 15-20 years. See Note 2, Acquisitions for additional information.
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts would be approximately $10.0 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

Interest Rate Risk
Our interest rate risk relates primarily to our $1.0 billion term loan facility and our five-year $500.0 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at March 31, 2026, a 0.125% change in SOFR would have a $1.3 million annual impact on interest expense. Refer to Note 8, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements included in this report for further information.
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
As required by Rule 13a-15(b) under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize enterprise resource planning, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations during the quarter ended March 31, 2026. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or were reasonably likely to materially affect, Atmus’ internal control over financial reporting during the quarter ended March 31, 2026.

Part II - Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 9, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the revision to the following risk factor as set forth below:
Increased tariffs or the imposition of other barriers to international trade could impact the cost of our products, demand for our products and our competitive position.
Changes to trade protection measures and import or export licensing requirements; the imposition of new, additional, or retaliatory tariffs, quotas, exchange controls, sanctions, trade barriers or other restrictions; and the withdrawal from or modification of trade agreements or the negotiation of new trade agreements, in countries where we operate, particularly in Mexico, Canada, China, and India, could impact the cost of our products, demand for our products and the competitive position of our products. Our largest global manufacturing facility is in San Luis Potosí, Mexico, and it supplies products to our U.S. and global markets. There can be no assurance that the consequences of these actions, given our global operations, will not have a material adverse effect upon our business, financial condition, results of operations or cash flows.
Since February 2025, the U.S. presidential administration has announced new and substantial tariff increases on imports to the United States from China, Mexico, Canada and India. Since then, various modifications, delays, and sector‑specific measures have been implemented, with further changes anticipated. These actions have prompted a variety of tariff responses by affected countries, which have the potential to affect our business. Several tariff announcements have been followed by temporary pauses and limited exemptions, such as the temporary exemption for goods entering the United States as qualifying goods under the United States‑Mexico‑Canada Agreement (“USMCA”), for which the majority of our products from Mexico for the U.S. market are certified compliant, or expected to be certified compliant. These exemptions may be reduced or eliminated in the future. Most recently, on February 20, 2026, the U.S. Supreme Court held that tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) exceeded the statutory authority granted under that law but did not address potential refunds. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties. The situation continues to evolve, and therefore the ultimate availability, timing and amount of any potential refunds of these tariffs is highly uncertain.
Although the U.S. Supreme Court has held the tariffs imposed under the IEEPA are unlawful, ongoing trade disputes associated with other tariff measures, the uncertainty surrounding the legal basis of other tariff measures, and the potential escalation or reconfiguration of trade restrictions pose a significant risk to our business and could adversely affect our revenue and cost of goods sold. For instance, we have raised the prices of certain products in response to cost increases incurred on purchases of finished goods, other purchased components, and raw materials due to tariffs. The extent and duration of any tariffs and their resulting impact on general economic conditions and on our business remain uncertain and depend on a variety of factors, including negotiations between the United States and affected countries, judicial and legislative developments, exemptions or exclusions that may be granted, the availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions, including raising the prices of our products or shifting supply sourcing or production locations, may cause us to modify our operations, lose customers, experience increased costs, or forgo business opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Repurchase of Equity by the Company
Our stock repurchase activity for each of the three months in the quarter ended March 31, 2026 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
January 1-31, 2026	—	$—	—	$69.3
February 1-28, 2026	109,916	64.22	109,916	62.3
March 1-31, 2026	4,100	65.19	4,100	62.0
For the Quarter Ended March 31, 2026	114,016	$64.26	114,016
(a)Dollar values stated in millions.
On July 17, 2024, our Board of Directors authorized a $150 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Since the inception of the program, we repurchased approximately $88.0 million of Common stock pursuant to this authorization and as of March 31, 2026, we had approximately $62.0 million of share repurchase authorization remaining. See related information in Note 11, Share Repurchase Program. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to pay the related taxes for grants of stock-based awards that vested.
Item 5. Other Information
(c) 10b5-1 Trading Arrangements
During the first quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Regulation S-K).

Item 6. Exhibits
The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit No.	Description
10.1
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

*
Filed with this Quarterly Report on Form 10-Q are the following materials formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE J. DISHER	By:	/s/ JACK M. KIENZLER
Stephanie J. Disher		Jack M. Kienzler
Chief Executive Officer and President		Senior Vice President, Chief Financial Officer and
(Principal Executive Officer)		Chief Accounting Officer
May 1, 2026		(Principal Financial Officer)
May 1, 2026