Form 10-Q
period 2026-06-30
Atmus Filtration Technologies Inc.
filed 2026-08-07
CIK 1921963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At July 31, 2026, there were 81,595,527 shares of the registrant’s Common Stock outstanding.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES

In this report, for all periods presented, “we,” “us,” “our,” the “Company” and “Atmus” refer to Atmus Filtration Technologies Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NET SALES(a)	$527.9	$453.5	$1,005.4	$870.0
Cost of sales	374.0	322.5	714.7	628.5
GROSS MARGIN	153.9	131.0	290.7	241.5
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	51.7	46.1	102.7	92.0
Research, development and engineering expenses	9.8	10.7	17.9	19.8
Equity, royalty and interest income from investees	7.6	7.5	15.2	16.7
Intangible asset amortization	2.9	—	5.8	—
Other operating (income) expense, net	(0.1)	—	6.0	(0.2)
OPERATING INCOME	97.2	81.7	173.5	146.6
Interest expense	13.7	8.5	27.8	16.9
Other (expense) income, net	(0.7)	3.5	(1.7)	3.8
INCOME BEFORE INCOME TAXES	82.8	76.7	144.0	133.5
Income tax expense	18.9	16.8	31.7	28.9
NET INCOME	$63.9	$59.9	$112.3	$104.6
PER SHARE DATA:
Weighted-average shares for basic EPS	81.6	82.5	81.6	82.6
Weighted-average shares for diluted EPS	82.0	83.0	82.0	83.1

Basic earnings per share	$0.78	$0.73	$1.38	$1.27
Diluted earnings per share	$0.78	$0.72	$1.37	$1.26
(a)Includes sales to related parties of $13.0 million and $26.8 million for the three and six months ended June 30, 2026, respectively compared with $14.8 million and $28.5 million for the three and six months ended June 30, 2025, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$63.9	$59.9	$112.3	$104.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.6	13.1	(4.0)	18.1
Unrealized gain (loss) on derivatives	0.6	(0.4)	1.1	(0.4)
Total other comprehensive income (loss), net of tax	1.2	12.7	(2.9)	17.7
COMPREHENSIVE INCOME	$65.1	$72.6	$109.4	$122.3
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$259.0	$236.4
Trade and other receivables, net	368.0	320.1
Inventories	297.0	282.3
Prepaid expenses and other current assets	41.2	53.6
Total current assets	965.2	892.4
Property, plant and equipment, net	212.0	197.1
Investments and advances related to equity method investees	92.5	89.2
Goodwill	302.6	84.7
Intangible assets, net	209.3	—
Other assets	108.7	87.3
TOTAL ASSETS	$1,890.3	$1,350.7
LIABILITIES
Accounts payable	$221.4	$201.9
Accrued compensation, benefits and retirement costs	31.4	37.9
Current portion of accrued product warranty	3.7	5.4
Current maturities of long-term debt	6.3	30.0
Other accrued expenses	101.4	93.0
Total current liabilities	364.2	368.2
Long-term debt	992.0	540.0
Accrued product warranty	5.5	8.0
Other liabilities	73.8	56.0
TOTAL LIABILITIES	1,435.5	972.2
Commitments and contingencies (Note 9)
EQUITY
Common stock, $0.0001 par value (2,000,000,000 shares authorized, 83,940,943 and 83,504,555 shares issued at June 30, 2026, and December 31, 2025, respectively)	—	—
Additional paid-in capital	68.9	72.7
Retained earnings	557.9	454.6
Accumulated other comprehensive loss	(71.0)	(68.1)
Treasury stock, at cost (2,346,969 shares at June 30, 2026, and 1,995,964 at December 31, 2025)	(101.0)	(80.7)
TOTAL EQUITY	454.8	378.5
TOTAL LIABILITIES AND EQUITY	$1,890.3	$1,350.7
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$112.3	$104.6
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	23.3	14.6
Deferred income taxes	2.6	—
Equity in income of investees, net of dividends	(5.9)	(7.9)
Share-based compensation	7.1	5.3
Foreign currency remeasurement and transaction exposure	(1.9)	(3.8)
Changes in current assets and liabilities:
Trade and other receivables	(28.8)	(67.8)
Inventories	(2.1)	(10.1)
Prepaid expenses and other current assets	13.1	2.7
Accounts payable	(4.4)	38.0
Other accrued expenses	(5.6)	(4.1)
Changes in other liabilities	(7.1)	(5.8)
Other, net	13.3	7.4
Net cash provided by operating activities	115.9	73.1
CASH USED IN INVESTING ACTIVITIES
Capital expenditures	(25.6)	(24.4)
Acquisitions, net of cash acquired	(453.9)	—
Net cash used in investing activities	(479.5)	(24.4)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt proceeds, net of financing costs paid	995.6	—
Payments on long-term debt	(570.0)	(7.5)
Repurchases of Common stock	(20.3)	(30.1)
Dividends paid	(9.0)	(8.3)
Withholding taxes paid on stock-based compensation	(13.3)	—
Common stock issued	2.4	—
Other, net	(0.6)	—
Net cash provided by (used in) financing activities	384.8	(45.9)
Effect of exchange rate changes on cash and cash equivalents	1.4	3.7
Net increase in cash and cash equivalents	22.6	6.5
Cash and cash equivalents at beginning of period	236.4	184.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259.0	$190.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ATMUS FILTRATION TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Three Months Ended June 30, 2026
Balances at April 01, 2026	$—	$65.1	$498.6	$(72.2)	$(88.0)	$403.5
Net income	—	—	63.9	—	—	63.9
Other comprehensive income, net of tax	—	—	—	1.2	—	1.2
Shares withheld for taxes on equity awards	—	(2.3)	—	—	—	(2.3)
Share-based awards	—	3.7	—	—	—	3.7
Common stock repurchased	—	—	—	—	(13.0)	(13.0)
Common stock issued	—	2.4	—	—	—	2.4
Cash dividends declared ($0.055 per share)	—	—	(4.6)	—	—	(4.6)
Balances at June 30, 2026	$—	$68.9	$557.9	$(71.0)	$(101.0)	$454.8
Six Months Ended June 30, 2026
Balances at January 01, 2026	$—	$72.7	$454.6	$(68.1)	$(80.7)	$378.5
Net income	—	—	112.3	—	—	112.3
Other comprehensive loss, net of tax	—	—	—	(2.9)	—	(2.9)
Shares withheld for taxes on equity awards	—	(13.3)	—	—	—	(13.3)
Share-based awards	—	7.1	—	—	—	7.1
Common stock repurchased	—	—	—	—	(20.3)	(20.3)
Common stock issued	—	2.4	—	—	—	2.4
Cash dividends declared ($0.11 per share)	—	—	(9.0)	—	—	(9.0)
Balances at June 30, 2026	$—	$68.9	$557.9	$(71.0)	$(101.0)	$454.8
Three Months Ended June 30, 2025
Balances at April 01, 2025	$—	$64.2	$305.1	$(74.0)	$(30.0)	$265.3
Net income	—	—	59.9	—	—	59.9
Other comprehensive income, net of tax	—	—	—	12.7	—	12.7
Share-based awards	—	3.0	—	—	—	3.0
Common stock repurchased	—	—	—	—	(20.4)	(20.4)
Cash dividends declared ($0.05 per share)	—	—	(4.2)	—	—	(4.2)
Balances at June 30, 2025	$—	$67.2	$360.8	$(61.3)	$(50.4)	$316.3
Six Months Ended June 30, 2025
Balances at January 01, 2025	$—	$61.9	$264.5	$(79.0)	$(20.0)	$227.4
Net income	—	—	104.6	—	—	104.6
Other comprehensive income, net of tax	—	—	—	17.7	—	17.7
Share-based awards	—	5.3	—	—	—	5.3
Common stock repurchased	—	—	—	—	(30.4)	(30.4)
Cash dividends declared ($0.10 per share)	—	—	(8.3)	—	—	(8.3)
Balances at June 30, 2025	$—	$67.2	$360.8	$(61.3)	$(50.4)	$316.3
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
NOTE 2. ACQUISITIONS
Koch Filter Corporation
On November 21, 2025, Atmus entered into a stock purchase agreement to acquire Koch Filter Corporation (“Koch Filter”). The transaction closed on January 7, 2026, whereby Atmus purchased all of the issued and outstanding shares of Koch Filter for approximately $455.0 million in cash at closing, net of working capital adjustments. Koch Filter is a U.S. manufacturer of essential air filtration solutions for various end-markets, including industrial and commercial HVAC, data centers, and power generation. Koch Filter provides Atmus a substantial platform for expanding into the industrial air filtration market. The acquired business is reported in the Company’s Industrial Solutions segment, a reportable segment created with the acquisition of Koch Filter. Atmus incurred approximately $6.3 million of transaction-related expenses which were included in other operating expense, net in the Consolidated Statement of Income for the six months ended June 30, 2026.
The acquisition of Koch Filter was not material to Atmus’ results of operations; therefore pro forma operating results related to the acquisition are not presented as the results would not be materially different than the reported results.
As of June 30, 2026, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
(in millions)
Cash and cash equivalents	$1.1
Trade and other receivables	19.9
Inventories	11.6
Prepaid expenses and other current assets	0.7
Property, plant and equipment	13.6
Operating lease right-of-use assets	22.5
Intangible Assets	215.0
Goodwill	218.0
Total Acquired Assets	502.4
Accounts payable	(22.2)
Current portion of operating lease liabilities	(3.6)
Other current liabilities	(2.7)
Long-term portion of operating lease liabilities	(18.9)
Net Assets acquired	$455.0
The acquired intangible assets and useful life are as follows:

	Total	Estimated Useful Life
	(in millions)	(in years)
Trade names	$45.0	15
Customer relationships	170.0	20
Acquired intangible assets	$215.0
Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities into industrial filtration markets. The goodwill is deductible for tax purposes. The purchase price allocation for Koch Filter is provisional as of June 30, 2026. The purchase price allocation, including the residual amount allocated to goodwill, are based on preliminary information and are subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures. During the applicable measurement period, Atmus will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of any measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. There were measurement period adjustments during the three months ended June 30, 2026 related to trade and other receivables and a change in the purchase price which resulted in a net decrease to goodwill of $1.2 million.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
United States	$288.4	$220.0	$546.8	$427.6
Other international	239.5	233.5	458.6	442.4
Total net sales	$527.9	$453.5	$1,005.4	$870.0
NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Fleetguard Filters Pvt. Ltd.	$3.4	$4.2	$7.8	$10.5
Shanghai Fleetguard Filter Co. Ltd	2.6	1.7	4.1	2.9
Filtrum Fibretechnologies Pvt. Ltd	0.1	0.1	0.2	0.2
Atmus share of net income	6.1	6.0	12.1	13.6
Royalty and interest income	1.5	1.5	3.1	3.1
Equity, royalty and interest income from investees	$7.6	$7.5	$15.2	$16.7
NOTE 5. INCOME TAXES
Atmus’ effective tax rate for the three and six months ended June 30, 2026, was 22.8% and 22.0% respectively. Atmus’ effective tax rate for the three and six months ended June 30, 2025, was 21.9% and 21.6% respectively. The increase in the effective tax rate is primarily attributable to discrete tax items from foreign tax filings, which is partially offset by a favorable change in the mix of earnings among tax jurisdictions. Atmus’ effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
The international tax framework introduced by the Organization for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where Atmus operates and was effective as of Atmus’ 2024 fiscal year. We will continue to assess this legislation and the Pillar Two provisions do not have a material impact on Atmus’ tax expense.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Atmus has evaluated the OBBBA provisions and reflected the impact on the consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	June 30, 2026	December 31, 2025
	(in millions)
Finished products	$223.4	$217.2
Work-in-process and raw materials	110.5	97.2
Inventories at FIFO cost	333.9	314.4
Excess of FIFO over LIFO	(36.9)	(32.1)
Total inventories	$297.0	$282.3
NOTE 7. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including accrued product campaigns, was as follows:

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Balance, beginning of year	$13.4	$12.2
Provision for base warranties issued	2.6	2.0
Payments made during period	(3.4)	(1.8)
Changes in estimates for pre-existing product warranties	(3.3)	(0.8)
Foreign currency translation and other	(0.1)	0.6
Balance, end of period	$9.2	$12.2
Warranty liabilities included in Atmus’ Condensed Consolidated Balance Sheets were as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Current portion	$3.7	$5.4
Long-term portion	5.5	8.0
Total	$9.2	$13.4
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

Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made. Generally, U.S. dollar-denominated loans bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Atmus’ net leverage ratio. As of June 30, 2026, $1.0 billion has been drawn on the term loan and no amount was drawn on the revolving credit facility. These amounts are included within Long-term debt on the Condensed Consolidated Balance Sheets. As of June 30, 2026, Atmus’ fair value of Long-term debt was approximately $1.0 billion, which was derived from Level 2 input measures. The revolving credit facility includes an allowance of up to $50.0 million for outstanding letters of credit drawn under the facility that reduces the availability of funds. As of June 30, 2026, no letters of credit were outstanding.
Our credit lines available and borrowings as of June 30, 2026 and December 31, 2025 include:

	As of June 30, 2026		As of December 31, 2025
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Credit facilities:
Term loan September 30, 2027	$—	$—	$600.0	$570.0
Revolving credit facility September 30, 2027	—	—	400.0	—
Term loan January 7, 2031(a)	1,000.0	1,000.0	—	—
Revolving credit facility January 7, 2031(a)	500.0	—	—	—
Unamortized deferred issuance costs		(1.7)		—
Total Borrowings, net		$998.3		$570.0
(a)Atmus maintains a term loan facility and a revolving credit facility as part of the 2026 Credit Agreement. The 2026 Credit Agreement includes financial covenants that Atmus maintain certain net leverage, secured net leverage and interest coverage ratios. At June 30, 2026, Atmus was in compliance with all financial covenants under the Credit Agreement. The Credit Agreement also contains customary representations, events of default and covenants, including restrictions on the level of borrowing.
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
NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in Accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Currency translation adjustments:
Balance at beginning of period	$(71.7)	$(74.4)	$(67.1)	$(79.4)
Currency translation adjustments	0.6	13.1	(4.0)	18.1
Other comprehensive income (loss), net	0.6	13.1	(4.0)	18.1
Balance at end of period	(71.1)	(61.3)	(71.1)	(61.3)
Pensions and other benefit plans:
Balance at beginning of period	$(0.9)	$0.4	$(0.9)	$0.4
Other comprehensive (loss) income, net	—	—	—	—
Balance at end of period	(0.9)	0.4	(0.9)	0.4
Unrealized (loss) gain on derivatives:
Balance at beginning of period	$0.4	$—	$(0.1)	$—
Unrealized gain (loss) during period	0.6	(0.4)	1.1	(0.4)
Other comprehensive income (loss), net	0.6	(0.4)	1.1	(0.4)
Balance at end of period	1.0	(0.4)	1.0	(0.4)
Accumulated other comprehensive loss:
Balance at beginning of period	$(72.2)	$(74.0)	$(68.1)	$(79.0)
Total other comprehensive income (loss), net	1.2	12.7	(2.9)	17.7
Balance at end of period	$(71.0)	$(61.3)	$(71.0)	$(61.3)
NOTE 11. SHARE REPURCHASE PROGRAM
Effective July 17, 2024, Atmus’ Board of Directors authorized a $150.0 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Repurchases under the program are determined by management and are wholly discretionary.
Since inception of the program, the Company repurchased approximately 2.3 million shares of Common stock at an average cost of $43.0 per share, or an aggregate cost of approximately $101.0 million. During the six months ended June 30, 2026, the Company repurchased approximately 0.4 million shares of Common stock at an average cost of $57.9 per share, or an aggregate cost of approximately $20.3 million, all of which was paid during the period. All share repurchases were funded through available cash on hand. As of June 30, 2026, the Company had approximately $49.0 million in remaining share repurchase capacity.
NOTE 12. EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS reflects the increase in weighted common shares outstanding that would result from the assumed exercise of outstanding stock incentive plan awards calculated using the treasury stock method.

Basic and diluted EPS were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Net income	$63..9	$59.9	$112.3	$104.6
Weighted-average shares for basic EPS	81.6	82.5	81.6	82.6
Plus incremental shares from assumed conversions of long-term incentive plan shares	0.4	0.5	0.4	0.5
Weighted-average shares for diluted EPS	82.0	83.0	82.0	83.1
Basic earnings per share	$0.78	$0.73	$1.38	$1.27
Diluted earnings per share	$0.78	$0.72	$1.37	$1.26
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

Summarized segment operating results and other financial information is as follows:

	For the Three Months Ended June 30, 2026
(In millions)	Power Solutions	Industrial Solutions	Total
External Sales	$485.5	$42.4	$527.9

Cost of sales	341.9	31.8
Selling, general and administrative expenses	47.6	3.4
Research, development and engineering expenses	9.9	—
Equity, royalty and interest income from investees	7.6	—
Other expense (a)	0.6	—
Add back: Depreciation and amortization (b)	8.0	0.8
Segment Adjusted EBITDA	$101.1	$8.0	$109.1

Reconciliation to Income before income taxes:
Corporate expenses (c)			$1.1
Interest expense			13.7
Depreciation and amortization			11.5
Income before income taxes			$82.8

Segment Capital Expenditures	$11.2	$1.9	$13.1
(a)Other expense includes Other operating (income) expense, net and Other (expense) income, net from our Condensed Consolidated Statements of Net Income.
(b)Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to Segment Adjusted EBITDA, the measure used by our CODM. The amount of depreciation and amortization disclosed by reportable segment is included within the cost of sales and selling, general and administrative expenses.
(c)Corporate expenses include $1.1 million of costs associated with the integration of Koch Filter.

	For the Six Months Ended June 30, 2026
(In millions)	Power Solutions	Industrial Solutions	Total
External Sales	$924.6	$80.8	$1,005.4

Cost of sales	654.6	59.3
Selling, general and administrative expenses	94.7	6.6
Research, development and engineering expenses	17.9	—
Equity, royalty and interest income from investees	15.2	—
Other expense(a)	1.6	—
Add back: Depreciation and amortization (b)	16.3	1.4
Segment Adjusted EBITDA	$187.3	$16.3	$203.6

Reconciliation to Income before income taxes:
Corporate expenses (c)			$8.5
Interest expense			27.8
Depreciation and amortization			23.3
Income before income taxes			$144.0

Segment Capital Expenditures	$22.7	$2.9	$25.6

(a)Other expense includes Other operating (income) expense, net and Other (expense) income, net from our Condensed Consolidated Statements of Net Income.
(b)Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to Segment Adjusted EBITDA, the measure used by our CODM. The amount of depreciation and amortization disclosed by reportable segment is included within the cost of sales and selling, general and administrative expenses.
(c)Corporate expenses include $8.5 million of costs associated with the acquisition and subsequent integration of Koch Filter.

	As of June 30, 2026
(in millions)	Power Solutions	Industrial Solutions	Corporate and Unallocated	Total
Segment assets	$1,104.8	$495.5	$290.0	$1,890.3
Investments and advances related to equity method investees	$92.5	$—	$—	$92.5
In Q1 2026 following the acquisition of Koch Filter, Atmus established the Industrial Solutions segment and changed the profit or loss measure to Segment Adjusted EBITDA. The segment operating results of the Industrial Solutions segment were immaterial for the three and six months ended June 30, 2025.

	For the Three Months Ended June 30, 2025
(In millions)	Power Solutions	Total
External Sales	$453.5	$453.5

Cost of sales	320.6
Selling, general and administrative expenses	45.5
Research, development and engineering expenses	10.7
Equity, royalty and interest income from investees	7.5
Other (income)(a)	(3.5)
Add back: Depreciation and amortization (b)	7.4
Segment Adjusted EBITDA	$95.1	$95.1

Reconciliation to Income before income taxes:
Corporate expenses (c)		$2.5
Interest expense		8.5
Depreciation and amortization		7.4
Income before income taxes		$76.7

Segment Capital Expenditures	$12.0	$12.0
(a)Other (income) includes Other operating (income) expense, net and Other (expense) income, net from our Condensed Consolidated Statements of Net Income.
(b)Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to Segment Adjusted EBITDA, the measure used by our CODM. The amount of depreciation and amortization disclosed by reportable segment is included within the cost of sales and selling, general and administrative expenses.
(c)Corporate expenses include $2.5 million of one-time separation costs.

	For the Six Months Ended June 30, 2025
(In millions)	Power Solutions	Total
External Sales	$870.0	$870.0

Cost of sales	$619.8
Selling, general and administrative expenses	$88.9
Research, development and engineering expenses	$19.8
Equity, royalty and interest income from investees	$16.7
Other (income) (a)	$(4.0)
Add back: Depreciation and amortization (b)	$14.6
Segment Adjusted EBITDA	$176.8	$176.8

Reconciliation to Income before income taxes:
Corporate expenses (c)		$11.8
Interest expense		$16.9
Depreciation and amortization		$14.6
Income before income taxes		$133.5

Segment Capital Expenditures	$24.4	$24.4
(a)Other (income) includes Other operating (income) expense, net and Other (expense) income, net from our Condensed Consolidated Statements of Net Income.
(b)Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to Segment Adjusted EBITDA, the measure used by our CODM. The amount of depreciation and amortization disclosed by reportable segment is included within the cost of sales and selling, general and administrative expenses.
(c)Corporate expenses include $11.8 million of one-time separation costs.

	As of June 30, 2025
(in millions)	Power Solutions	Industrial Solutions	Corporate and Unallocated	Total
Segment assets	$1,314.0	—	—	$1,314.0
Investments and advances related to equity method investees	$93.2	—	—	$93.2

Revenue by Product Category
The table below presents Atmus’ combined sales by product category and reportable segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Power Solutions segment
Fuel	$223.7	$195.2	$430.1	$373.8
Lube	95.7	93.0	178.0	176.1
Air	80.3	77.5	152.3	150.1
Other	85.8	87.8	164.2	170.0
Total Power Solutions segment	485.5	453.5	$924.6	$870.0

Industrial Solutions segment
Air Filtration	$42.4	$—	$80.8	$—
Total Industrial Solutions segment	42.4	—	80.8	—

Total net sales	$527.9	$453.5	$1,005.4	$870.0
NOTE 14. SUPPLEMENTAL BALANCE SHEET DATA
Trade and other receivables, net included in the following:

	June 30, 2026	December 31, 2025
	(in millions)
Trade receivables	$317.3	$274.8
Allowance for doubtful accounts	(3.5)	(3.4)
Value-added tax receivables	45.8	41.2
Other receivables	8.4	7.5
Trade and other receivables, net	$368.0	$320.1
Other assets included the following:

	June 30, 2026	December 31, 2025
	(in millions)
Operating lease assets	$56.1	$39.5
Deferred income taxes	14.1	14.0
Long-term receivables	3.5	3.6
Other	35.0	30.2
Other assets	$108.7	$87.3

Other accrued expenses included the following:

	June 30, 2026	December 31, 2025
	(in millions)
Marketing accruals	$50.8	$55.0
Current portion of operating lease liabilities	19.3	17.1
Income taxes payable	17.2	9.4
Other taxes payable	9.5	4.5
Current portion of finance lease liabilities	1.1	0.9
Other	3.5	6.1
Other accrued expenses	$101.4	$93.0
Other liabilities included the following:

	June 30, 2026	December 31, 2025
	(in millions)
Long-term portion of operating lease liabilities	$37.7	$23.8
Deferred income taxes	15.5	13.1
Long-term income taxes	0.8	0.8
Other long-term liabilities	19.8	18.3
Other liabilities	$73.8	$56.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The discussion and analysis presented below refers to and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
The following is our discussion and analysis of changes in our financial condition and results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.
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
Tariffs
During 2025, the United States announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The United States also indicated that tariffs may change and that additional measures are under consideration to be introduced. These tariff and tariff-related measures include potential impacts to the industry in which we operate and the commodities to which our products are exposed. These actions, along with corresponding retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global demand in both aftermarket and first-fit. In response to these developments, we mitigated the cost impact on our business by employing the exemptions for which we were eligible, such as compliance under the United States-Mexico-Canada Agreement (“USMCA”), adjusting our supply chain, and implementing select price adjustments. In February of 2026, the U.S. Supreme Court held that tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) exceeded the statutory authority granted under that law. The ruling, however, did not address the timing, availability or extent of any refunds of previously paid tariffs. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties.
The ultimate outcome, timing and amount of any refund claims remain highly uncertain, and our ability to estimate the potential impact of tariffs and related trade policy developments is limited by the continually evolving tariff and trade policy environment. During the three and six months ended June 30, 2026, we received an immaterial amount of refunds related to IEEPA duties. We continue to evaluate the potential treatment of such refunds, including whether any portion should be returned to customers under applicable contractual terms and commercial arrangements. To the extent any such amounts are returned to customers, they could negatively impact revenue in the period recognized; however, based on information currently available, we expect the net impact on EBITDA to be substantially neutral. We will continue to monitor tariff and trade policy developments and evaluate opportunities to mitigate the impact of tariffs on our business, consolidated results of operations and financial condition.
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

Market demand
Aftermarket demand remained soft in the first six months of 2026. We continue to be in a period of slow growth in global aftermarkets, and this trend is expected to continue for the remainder of 2026. First-fit demand continues to reflect depressed market conditions with recovery expected in the latter half of 2026.
Commodity prices, logistics costs, labor, inflation and foreign currency exchange rates
We have experienced general variability in direct material costs through the first six months of 2026, and various key commodities have been exposed to inflationary pressures. While the costs of our principal materials fluctuate, generally we believe there will continue to be an adequate supply of the materials we use and that they will broadly remain available.
Logistics and warehousing costs increased during the first six months of 2026, primarily due to macro-economic conditions and the transition to a standalone distribution network as part of our separation from Cummins Inc. (“Cummins”) into a standalone publicly traded company (the “Separation”). Our management team continues to monitor and evaluate all of the factors affecting our supply chain condition and the related impacts on our business and operations, and we continue to minimize any supply chain impacts to our business and to our customers.
Labor and people related costs have remained stable with increases primarily driven by annual merit and variable compensation programs.
Additionally, the appreciation of the U.S. dollar against certain foreign currencies had a favorable impact on our condensed consolidated results of operations in the first six months of 2026 due to translation impacts. We remain in a volatile currency environment and as such, there can be no assurances that this trend will continue for the remainder of 2026.
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

Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	For the Three Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	Amount	%
	(in millions)
NET SALES	$527.9	$453.5	$74.4	16.4%
Cost of sales	374.0	322.5	(51.5)	(16.0)%
GROSS MARGIN	153.9	131.0	22.9	17.5%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	51.7	46.1	(5.6)	(12.1)%
Research, development and engineering expenses	9.8	10.7	0.9	8.4%
Equity, royalty and interest income from investees	7.6	7.5	0.1	1.3%
Intangible asset amortization	2.9	—	2.9	NM
Other operating (income) expense, net	(0.1)	—	0.1	NM
OPERATING INCOME	97.2	81.7	15.5	19.0%
Interest expense	13.7	8.5	(5.2)	(61.2)%
Other (expense) income, net	(0.7)	3.5	(4.2)	NM
INCOME BEFORE INCOME TAXES	82.8	76.7	6.1	8.0%
Income tax expense	18.9	16.8	(2.1)	(12.5)%
NET INCOME	$63.9	$59.9	$4.0	6.7%
PER SHARE DATA:
Basic earnings per share	$0.78	$0.73	$0.05	6.9%
Diluted earnings per share	$0.78	$0.72	$0.06	8.3%
“NM” - Not meaningful information

	For the Three Months Ended June 30,		Favorable (Unfavorable)
Percent of Net sales	2026	2025	Percentage Points
Gross margin	29.2%	28.9%	0.3
Selling, general and administrative expenses	9.8%	10.2%	0.4
Research, development and engineering expenses	1.9%	2.4%	0.5
Net sales
Net sales were $527.9 million for the three months ended June 30, 2026, an increase of $74.4 million compared to $453.5 million for the three months ended June 30, 2025. The increase in Net sales was mainly due to incremental sales of $42.4 million recorded by Koch Filter, acquired in January 2026, favorable pricing of $12.9 million, favorable impacts of currency of $10.8 million and favorable volumes of $8.3 million. The favorable impact from pricing is primarily driven by normal pricing initiatives and select adjustments as a result of tariffs.
Gross margin
Gross margin was $153.9 million for the three months ended June 30, 2026, an increase of $22.9 million compared to $131.0 million for the three months ended June 30, 2025. The increase in Gross margin was mainly due to favorable pricing of $12.9 million as described above, incremental margin of $10.7 million recorded by Koch Filter, favorable impacts of currency of $3.6 million, favorable volumes of $2.9 million, and a $1.6 million decrease in one-time costs, partially offset by unfavorable manufacturing and other costs of $5.0 million, unfavorable material and freight costs of $3.2 million and an increase in warranty costs of $1.0 million.

Gross margin as a percentage of Net sales was 29.2% for the three months ended June 30, 2026, an increase of 0.3% percentage points compared to 28.9% for the three months ended June 30, 2025. The increase in Gross margin as a percentage of Net sales was primarily driven by the items noted above and the incremental margins of Koch Filter, which resulted in an unfavorable impact on gross margin percentage.
Selling, general and administrative expenses
Selling, general and administrative expenses were $51.7 million for the three months ended June 30, 2026, an increase of $5.6 million compared to $46.1 million for the three months ended June 30, 2025. The increase was primarily driven by higher people-related and consulting expenses and an increase in amortization of internal-use software. Selling, general and administrative expenses as a percentage of Net sales were 9.8% for the three months ended June 30, 2026, a decrease of 0.4 percentage points compared to 10.2% for the three months ended June 30, 2025. The decrease in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a lower rate in relation to the increase in Net sales.
Research, development and engineering expenses
Research, development and engineering expenses were $9.8 million for the three months ended June 30, 2026, a decrease of $0.9 million compared to $10.7 million for the three months ended June 30, 2025. The decrease was primarily due to timing of engineering projects. Research, development and engineering expenses as a percentage of Net sales were 1.9% for the three months ended June 30, 2026 a decrease of 0.5 percentage points compared to 2.4% for the three months ended June 30, 2025. The decrease in Research, development and engineering expenses as a percentage of Net Sales was mainly due to the items noted above.
Equity, royalty and interest income from Investees
Equity, royalty and interest income from investees was generally consistent for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Intangible asset amortization
Intangible asset amortization was $2.9 million for the three months ended June 30, 2026, an increase of $2.9 million compared to $0 for the three months ended June 30, 2025. The increase was due to the $2..9 million in amortization of intangible assets acquired in the Koch Filter acquisition.
Other operating (income) expense, net
Other operating (income) expense, net was generally consistent for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Interest expense
Interest expense was $13.7 million for the three months ended June 30, 2026, an increase of $5.2 million compared to $8.5 million for the three months ended June 30, 2025. The increase was primarily driven by the increased outstanding borrowings on our credit facility as additional borrowings were made in January 2026 for the Koch Filter acquisition.
Other (expense) income, net
Other (expense) income, net was $(0.7) million for the three months ended June 30, 2026, a decrease of $4.2 million compared to $3.5 million for the three months ended June 30, 2025. The decrease in Other (expense) income, net was primarily due to gains recognized in 2025 that did not recur and an increase in the net loss on foreign exchange rate hedging.
Income tax expense
Our effective tax rate for the three months ended June 30, 2026 was 22.8%, an increase of 0.9 percentage points compared to 21.9% for the three months ended June 30, 2025. The increase in the effective tax rate is primarily attributable to discrete tax items from foreign tax filings, which is partially offset by a favorable change in the mix of earnings among tax jurisdictions.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	For the Six Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	Amount	%
	(in millions)
NET SALES	$1,005.4	$870.0	$135.4	15.6%
Cost of sales	714.7	628.5	(86.2)	(13.7)%
GROSS MARGIN	290.7	241.5	49.2	20.4%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	102.7	92.0	(10.7)	(11.6)%
Research, development and engineering expenses	17.9	19.8	1.9	9.6%
Equity, royalty and interest income from investees	15.2	16.7	(1.5)	(9.0)%
Intangible asset amortization	5.8	—	5.8	NM
Other operating expense (income), net	6.0	(0.2)	6.2	NM
OPERATING INCOME	173.5	146.6	26.9	18.3%
Interest expense	27.8	16.9	(10.9)	(64.5)%
Other (expense) income, net	(1.7)	3.8	(5.5)	NM
INCOME BEFORE INCOME TAXES	144.0	133.5	10.5	7.9%
Income tax expense	31.7	28.9	(2.8)	(9.7)%
NET INCOME	$112.3	$104.6	$7.7	7.4%
PER SHARE DATA:
Basic earnings per share	$1.38	$1.27	$0.11	8.7%
Diluted earnings per share	$1.37	$1.26	$0.11	8.7%
“NM” - Not meaningful information

	For the Six Months Ended June 30,		Favorable (Unfavorable)
Percent of Net sales	2026	2025	Percentage Points
Gross margin	28.9%	27.8%	1.1
Selling, general and administrative expenses	10.2%	10.6%	0.4
Research, development and engineering expenses	1.8%	2.3%	0.5
Net Sales
Net sales were $1,005.4 million for the six months ended June 30, 2026, an increase of $135.4 million compared to $870.0 million for the six months ended June 30, 2025. The increase in Net sales was mainly due to incremental sales of $80.8 million recorded by Koch Filter, acquired in January 2026, favorable impacts of currency of $27.2 million, favorable pricing of $21.2 million, and favorable volumes of $6.2 million. The favorable impact from pricing is primarily driven by normal pricing initiatives and select adjustments as a result of tariffs.
Gross Margin
Gross margin was $290.7 million for the six months ended June 30, 2026, an increase of $49.2 million compared to $241.5 million for the six months ended June 30, 2025. The increase in Gross margin was mainly due to incremental margin of $21.7 million recorded by Koch Filter, favorable pricing of $21.2 million as described above, favorable impacts of currency of $9.2 million, a $7.7 million decrease in one-time separation costs, favorable volumes of $2.2 million, and a $2 million decrease in warranty costs, partially offset by unfavorable manufacturing and other costs of $5.8 million, $5.2 million of unfavorable material costs, and unfavorable logistics costs of $4.1 million. Gross margin as a percentage of Net sales was 28.9% for the six months ended June 30, 2026, an increase of 1.1 percentage points compared to 27.8% for the six months ended June 30, 2025. The increase in Gross margin as a percentage of Net sales was primarily driven by the items noted above, partially offset by the incremental margins of Koch Filter, which resulted in an unfavorable impact on gross margin percentage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $102.7 million for the six months ended June 30, 2026, an increase of $10.7 million compared to $92.0 million for the six months ended June 30, 2025. The increase was primarily driven by higher people-related and consulting expenses and an increase in amortization of internal use software. Selling, general and administrative expenses as a percentage of Net sales were 10.2% for the six months ended June 30, 2026, a decrease of 0.4 percentage points compared to 10.6% for the six months ended June 30, 2025. The decrease in Selling, general and administrative expenses as a percentage of Net sales was primarily driven by the items noted above increasing at a lower rate in relation to the change in Net sales.
Research, development and engineering expenses
Research, development and engineering expenses were $17.9 million for the six months ended June 30, 2026, a decrease of $1.9 million compared to $19.8 million for the six months ended June 30, 2025. The decrease was primarily due to timing of engineering projects. Research, development and engineering expenses as a percentage of Net sales were 1.8% for the six months ended June 30, 2026 a decrease of 0.5% percentage points compared to 2.3% for the six months ended June 30, 2025. The decrease in Research, development and engineering expenses as a percentage of Net Sales was mainly due to the items noted above.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees was $15.2 million for the six months ended June 30, 2026, a decrease of $1.5 million compared to $16.7 million for the six months ended June 30, 2025. The decrease was primarily due to lower earnings from our joint ventures in India. These lower earnings were driven by a remeasurement of benefit obligations in India due to recent labor law changes.
Intangible asset amortization
Intangible asset amortization was $5.8 million for the six months ended June 30, 2026, an increase of $5.8 million compared to $0 for the six months ended June 30, 2025. The increase was due to the $5.8 million in amortization of intangible assets acquired in the Koch Filter acquisition.
Other Operating Expense (Income), Net
Other operating expense (income), net was $6.0 million for the six months ended June 30, 2026, an increase of $6.2 million compared to $(0.2) million for the six months ended June 30, 2025. The increase was primarily due to transaction costs of $6.3 million associated with the acquisition of Koch Filter.
Interest Expense
Interest expense was $27.8 million for the six months ended June 30, 2026, an increase of $10.9 million compared to $16.9 million for the six months ended June 30, 2025. The increase was primarily driven by the increased outstanding borrowings on our credit facility as additional borrowings were made in January 2026 for the Koch Filter acquisition.
Other (expense) income, net
Other (expense) income, net was $(1.7) million for the six months ended June 30, 2026, a decrease of $5.5 million compared to $3.8 million for the six months ended June 30, 2025. The decrease in Other (expense)

income, net was due to gains recognized in 2025 that did not recur and an increase in the net loss on foreign exchange rate hedging.
Income Tax Expense
Our effective tax rate for the six months ended June 30, 2026 was 22.0%, an increase of 0.4 percentage points compared to 21.6% for the six months ended June 30, 2025. The increase in the effective tax rate is primarily attributable to discrete tax items from foreign tax filings, which is partially offset by a favorable change in the mix of earnings among tax jurisdictions. Our effective tax rate differs from the U.S. statutory rate primarily due to differences in rates applicable to foreign subsidiaries, withholding taxes and state income taxes.
Liquidity and Capital Resources
On January 7, 2026, we entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”). Our facilities under the 2026 Credit Agreement provide for $1.5 billion in total availability, which includes a $1.0 billion term loan and a $500 million revolving credit facility. The term loan facility was drawn on fully for the amount of $1.0 billion with proceeds used to refinance the outstanding term loan facility and finance the acquisition of Koch Filter. As of June 30, 2026, we have outstanding borrowings of $1.0 billion on the term loan and no amount was drawn on the revolving credit facility. As a result, we had capacity under our revolving credit facility of $500.0 million as of June 30, 2026.
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
Cash Flow
Our management reviews our liquidity needs in determining any and all indebtedness options. We have the ability to access the capital markets and other sources of liquidity, which management believes are sufficient to allow us to manage our business and give us flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$115.9	$73.1
Net cash used in investing activities	(479.5)	(24.4)
Net cash provided by (used in) financing activities	384.8	(45.9)
Operating Cash Flow
Net cash provided by operating activities was $115.9 million for the six months ended June 30, 2026, an increase of $42.8 million compared to $73.1 million for the six months ended June 30, 2025. The increase was driven primarily by higher net income adjusted for non-cash items of $24.7 million and lower working capital requirements of $13.5 million. During the six months ended June 30, 2026, lower working capital requirements resulted in a cash outflow of $27.8 million compared to a cash outflow of $41.3 million for the six months ended June 30, 2025. The lower working capital cash outflow for the six months ended June 30, 2026 was mainly due to higher accounts payable, partially offset by higher trade and other receivables and prepaid expenses and other current assets.
Dividends received from our unconsolidated equity investees were $6.2 million for the six months ended June 30, 2026. Dividends received from our unconsolidated equity investees were $5.7 million for the six months ended June 30, 2025.
Investing Cash Flow
Net cash used in investing activities for the six months ended June 30, 2026 was primarily used for the $453.9 million acquisition of Koch Filter and capital expenditures. Net cash used in investing activities for the six months ended June 30, 2025 was primarily used for capital expenditures. Our capital expenditures were $25.6 million (of which approximately $1.3 million related to one-time integration capital expenditures) for the six months ended June 30, 2026 and $24.4 million (of which approximately $6.6 million related to one-time separation capital expenditures) for the six months ended June 30, 2025, corresponding to approximately 3% and 3% of Net sales for the six months ended June 30, 2026 and June 30, 2025, respectively.
Financing Cash Flow
Net cash provided by (used in) financing activities for the six months ended June 30, 2026 was $384.8 million compared to $(45.9) million for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2026 consisted of net debt proceeds of $995.6 million from our term loan, partially offset by payments made in the refinancing of our previous term loan of $570.0 million, withholding taxes paid on stock-based compensation, repurchases of common stock and dividends paid. Net cash used in financing activity for the six months ended June 30, 2025 consisted primarily of repurchases of common stock, dividends paid and payments made on our term loan.
Dividends
We paid dividends of $9.0 million in the first six months of 2026 and $8.3 million in the first six months of 2025. The first quarter 2026 dividend of $0.055 per share, declared on February 9, 2026 for shareholders of record as of February 20, 2026, was paid on March 4, 2026. The second quarter 2026 dividend of $0.055 per share, declared on May 13, 2026 for shareholders of record as of May 26, 2026, was paid on June 10, 2026. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.
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
Debt
Our total debt was $998.3 million at June 30, 2026 and $570.0 million at December 31, 2025. At June 30, 2026, the weighted-average term of our outstanding long-term debt was 4.6 years. Refer to Note 8, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements for more information on our debt and debt covenants.

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
•“Free cash flow” is defined as cash flows provided by (used in) operating activities less capital expenditures and “Adjusted free cash flow” is defined as Free cash flow after adding back certain one-time capital expenditures and other separation costs associated with becoming a standalone public company, transaction costs associated with the Koch Filter acquisition and capital expenditures and other costs related to the integration of Koch Filter. We believe Free cash flow and Adjusted free cash flow are useful metrics used by management and investors to analyze our ability to service and repay debt and return value to shareholders.
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
A reconciliation of Net income to EBITDA and Adjusted EBITDA is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
NET INCOME	$63.9	$59.9	$112.3	$104.6
Plus:
Interest expense	13.7	8.5	27.8	16.9
Income tax expense	18.9	16.8	31.7	28.9
Depreciation and amortization	11.5	7.4	23.3	14.6
EBITDA (non-GAAP)	$108.0	$92.6	$195.1	$165.0
Plus:
Acquisition costs(a)	$—	$—	$6.3	$—
One-time integration costs(a)	1.1	—	2.2	—
One-time separation costs(b)	—	2.5	—	11.8
Adjusted EBITDA (non-GAAP)	$109.1	$95.1	$203.6	$176.8
Net sales	$527.9	$453.5	$1,005.4	$870.0
Net income margin	12.1%	13.2%	11.2%	12.0%
EBITDA margin (non-GAAP)	20.5%	20.4%	19.4%	19.0%
Adjusted EBITDA margin (non-GAAP)	20.7%	21.0%	20.3%	20.3%
(a)Primarily comprised of transaction costs associated with the Koch Filter acquisition and other Information Technology, Human Resources and manufacturing costs related to the integration of Koch Filter.
(b)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs.

A reconciliation of Diluted earnings per share to Adjusted earnings per share is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(per share)
Diluted earnings per share	$0.78	$0.72	$1.37	$1.26
Plus:
Acquisition costs(a)	$—	$—	$0.08	$—
One-time integration costs(a)	0.01	—	0.03	—
One-time separation costs(b)	—	0.03	—	0.14
Intangible asset amortization(c)	0.04	—	0.07	—
Less:
Tax impact of acquisition costs(a)	$—	$—	$0.02	$—
Tax impact of one-time integration costs(a)	—	—	0.01	—
Tax impact of one-time separation costs(b)	—	—	—	0.03
Tax impact of intangible asset amortization(c)	0.01	—	0.02	—
Adjusted earnings per share	$0.82	$0.75	$1.50	$1.37
(a)Primarily comprised of transaction costs associated with the Koch Filter acquisition and other Information Technology, Human Resources and manufacturing costs related to the integration of Koch Filter. The tax impact of acquisition and integration costs for the three and six months ended June 30, 2026, was $0.3 million and $1.9 million, respectively.
(b)Primarily comprised of one-time expenses related to Information Technology, warehousing, manufacturing and Human Resources separation costs and the related tax impact of those expenses. The tax impact of one-time separation costs for the three months and six months ended June 30, 2025, was $0.5 million and $2.6 million, respectively.
(c)Amortization expense of the intangible assets acquired in the Koch Filter acquisition were $2.9 million and $5.8 million for the three and six months ended June 30, 2026, respectively. The tax impact of the amortization expense for the three and six months ended June 30, 2026, was $0.7 million and $1.3 million, respectively.
A reconciliation of Net cash provided by operating activities to Free cash flow and Adjusted free cash flow is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Cash provided by operating activities	$77.8	$44.4	$115.9	$73.1
Less:
Capital expenditures	13.0	12.0	25.6	24.4
Free cash flow (non-GAAP)	$64.8	$32.4	$90.3	$48.7
Plus:
Acquisition costs	$—	$—	$6.3	$—
One-time integration costs	1.1	—	2.2	—
One-time capital expenditures(a)	1.3	3.1	1.3	6.6
Adjusted free cash flow (non-GAAP)	$67.2	$35.5	$100.1	$55.3
(a)One-time capital expenditures for the three and six months ended June 30, 2026, are primarily comprised of expenditures associated with the integration of Koch Filter. One-time capital expenditures for the three and six months ended June 30, 2025, are primarily comprised of separation related expenditures.

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
Intangible Assets
Identifiable intangible assets include customer relationships and trade names acquired during business combinations. Identifiable intangible assets are amortized on a straight-line basis with estimated useful lives ranging from 15-20 years. See Note 2, Acquisitions for additional information.
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
The potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts would be approximately $8.5 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

Interest Rate Risk
Our interest rate risk relates primarily to our $1.0 billion term loan facility and our five-year $500.0 million revolving credit facility. Borrowings under these facilities would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable election made by us. Generally, U.S. dollar-denominated loans would bear interest at an adjusted term SOFR for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on our net leverage ratio. Based on our outstanding borrowings at June 30, 2026, a 0.125% change in SOFR would have a $1.3 million annual impact on interest expense. Refer to Note 8, Debt and Borrowing Arrangements, to the Condensed Consolidated Financial Statements included in this report for further information.
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
As required by Rule 13a-15(b) under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize enterprise resource planning, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations during the quarter ended June 30, 2026. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or were reasonably likely to materially affect, Atmus’ internal control over financial reporting during the quarter ended June 30, 2026.

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
None.
Repurchase of Equity by the Company
Our stock repurchase activity for each of the three months in the quarter ended June 30, 2026 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1-30, 2026	—	$—	—	$62.0
May 1-31, 2026	236,989	54.87	236,989	49.0
June 1-30, 2026	—	—	—	49.0
For the Quarter Ended June 30, 2026	236,989	$54.87	236,989
(a)Dollar values stated in millions.
On July 17, 2024, our Board of Directors authorized a $150 million share repurchase program. The program does not have an expiration date and may be suspended or discontinued at any time. Since the inception of the program, we repurchased approximately $101.0 million of Common stock pursuant to this authorization and as of June 30, 2026, we had approximately $49.0 million of share repurchase authorization remaining. See related information in Note 11, Share Repurchase Program. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to pay the related taxes for grants of stock-based awards that vested.
Item 5. Other Information
(c) 10b5-1 Trading Arrangements
During the second quarter of 2026, Renee Swan, Senior Vice President and Chief People Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The arrangement was adopted on May 22, 2026, has a term ending on September 15, 2026, and provides for the sale of up to 14,000 shares of the Company’s stock. No other director or executive officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in item 408(a) of Regulation S-K) during the second quarter of 2026.

Item 6. Exhibits
The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with the Inline XBRL Document).

*	Filed with this Quarterly Report on Form 10-Q are the following materials formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atmus Filtration Technologies Inc.

By:	/s/ STEPHANIE J. DISHER	By:	/s/ JACK M. KIENZLER
Stephanie J. Disher		Jack M. Kienzler
Chief Executive Officer and President		Senior Vice President, Chief Financial Officer and
(Principal Executive Officer)		Chief Accounting Officer
August 7, 2026		(Principal Financial Officer)
August 7, 2026